Form 10QSB
period 1999-09-30
TECHLABS INC
filed 1999-11-22
CIK 1082530

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------


                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                           THE SECURITIES ACT OF 1934


               For the Quarterly Period Ended: September 30, 1999

                        Commission file number: 0-26233


                                 TECHLABS, INC.


        Florida                                    65-084398
(State of incorporation)                (IRS Employer Identification No.)


3435 Galt Ocean Drive, Ft. Lauderdale, FL            33308
(Address of principal executive offices)           (Zip Code)


          Registrant's telephone number:        (954) 630-0027



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period than the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]  NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                          Outstanding as of September 30, 1999

 Common Stock, $.001 Par Value                             7,085,000



Transitional Small Business Disclosure Format (Check one):    YES [ ]  NO  [X]

PART I   FINANCIAL INFORMATION                                                                 PAGE
                                                                                              NUMBER
                                                                                              ------
ITEM I:     Financial Statements

            Condensed Balance Sheets as of September 30, 1999
                  and December 31, 1998................................................        1
            Condensed Statements of Operations for the three months ended
                  September 30, 1999, and the nine months ended September 30, 1999.....        2
            Consolidated Statement of Changes in Stockholders' Equity..................        3
            Condensed Statements of Cash Flows for the nine months ended
                  September 30, 1999...................................................        4

            Notes to Consolidated Financial Statements.................................        5

ITEM 2:     Management's Discussion and Analysis of Financial Condition
                 And Results of Operations.............................................        9

PART II  OTHER INFORMATION

ITEM 1:     Legal Proceedings..........................................................       14

ITEM 2:     Changes in Securities......................................................       14

ITEM 3:     Defaults Upon Senior Securities............................................       14

ITEM 4:     Submissions of Matters to a Vote of Security Shareholders..................       14

ITEM 5:     Other information..........................................................       14

ITEM 6:     Exhibit and Reports on Form 8-K............................................       14

            SIGNATURES.................................................................        ?

EXHIBIT 11  Financial Data Schedule....................................................        ?

                                 TECHLABS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                            September 30,      December 31,
ASSETS                                                                          1999              1998
                                                                             -----------       ------------
                                                                             (UNAUDITED)        (audited)
CURRENT ASSETS
  Cash                                                                       $    71,204       $    15,000
  Investment securities                                                        3,675,000                --
                                                                             -----------       -----------
      TOTAL CURRENT ASSETS                                                     3,746,204            15,000


PROPERTY, PLANT & EQUIPMENT, NET                                                 320,630                --

INTANGIBLE ASSETS
  Deposits                                                                         4,364                --
  Organization Costs                                                                  --            11,849
                                                                             -----------       -----------
      TOTAL ASSETS                                                           $ 4,071,198       $    26,849
                                                                             ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                                           $   319,874       $       849
  Note payable                                                                   152,941                --
  Deferred taxes                                                                 221,400                --
                                                                             -----------       -----------
      TOTAL LIABILITIES                                                          694,215               849


STOCKHOLDERS' EQUITY
  Preferred stock - special class A ($.001 par value, 12,500,000 shares
    authorized, 9,000,000 and 0 shares issued and outstanding)                     9,000                --
  Common stock ($.001 par value, 50,000,000 shares
    authorized, 7,085,000 and 1,100,000 shares issued and outstanding)             7,085             1,100
  Additional paid-in capital                                                   3,139,585            24,900
  Accumulated other comprehensive income                                         523,600                --
  Accumulated deficit                                                           (302,287)               --
                                                                             -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                                               3,376,983            26,000
                                                                             -----------       -----------

                                                                             $ 4,071,198       $    26,849
                                                                             ===========       ===========


SEE ACCOMPANYING UNAUDITED NOTES.

                                 TECHLABS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months       Nine Months
                                                          Ended             Ended
                                                   September 30, 1999  September 30, 1999
                                                  -------------------  -------------------
REVENUE
   Sales                                               $         0       $         0

OPERATING EXPENSES
   Stock compensation, officer                                   0          (118,500)
   Stock compensation, other                                     0           (37,500)
   Other general and administrative                        (57,295)         (137,438)
                                                       -----------       -----------
        Total operating expenses                           (57,295)         (293,438)
                                                       -----------       -----------

        Loss from operations                               (57,295)         (293,438)

Provision for income taxes                                       0                 0
                                                       -----------       -----------

Loss before cumulative effect of
   change in accounting principle                          (57,295)         (293,438)

Cumulative effect of change in accounting
   principle, net of income tax effects of $3,000                0            (8,849)
                                                       -----------       -----------

        Net Loss                                       $   (57,295)      $  (302,287)
                                                       ===========       ===========

Earnings per share:
  Basic and fully diluted
   Before cumulative effect of change
     in accounting principle                           $     (0.01)      $     (0.05)
                                                       ===========       ===========
   Net income                                          $     (0.01)      $     (0.05)
                                                       ===========       ===========

Weighted shares outstanding                              6,600,000         5,533,120






SEE ACCOMPANYING UNAUDITED NOTES.

                                 TECHLABS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                                                            ACCUMULATED
                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL                  OTHER
                                      -------------------    -------------------    PAID-IN   ACCUMULATED  COMPREHENSIVE
                                       SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL      DEFICIT       INCOME      TOTAL
                                      ----------  -------    ---------   -------   ---------  ------------ -------------  --------

Balance, December 31, 1998                   -0-  $   -0-    1,100,000   $ 1,100   $   24,900   $      -0-    $     -0-  $   26,000

Sale of shares at par to
  officers, February 1999                                    1,500,000     1,500      118,500                               120,000

Conversion of common
  stock into preferred, February
  1999                                9,000,000    9,000    (1,000,000)   (1,000)      (8,000)                                   -0-

Issuance of common stock under
  private placement offering,
  March 1999                                                 5,000,000     5,000      487,170                               492,170

Issuance of common stock under
  private placement offering,
  April 1999                                                   230,000       230      229,770                               230,000

Issuance of restricted shares
  for services, April 1999                                       5,000         5       37,495                                37,500

Issuance of common stock pursuant
  to strategic alliance agreement,
  April 1999                                                   250,000       250    2,249,750                             2,250,000

Increase in net unrealized gain on
  marketable equity securities,
  net of tax                                                                                                   523,600      523,600

Net loss                                                                                         (302,287)                 (302,287)
                                      ---------   ------     ---------   -------   ----------   ---------     --------   ----------

Balance, September 30, 1999           9,000,000   $9,000     7,085,000   $ 7,085   $3,139,585   $(302,287)    $523,600   $3,376,983
                                      =========   ======     =========   =======   ==========   =========     ========   ==========



SEE ACCOMPANYING UNAUDITED NOTES.

                                 TECHLABS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)




OPERATING ACTIVITIES:
  Net loss                                                            $(302,287)
  Adjustments to reconcile net loss to
   net cash used by operating activities

    Cumulative effect of change in accounting principle                   8,849
    Non cash stock transactions                                         156,000

    (Increase) decrease in:
      Other assets                                                       (4,364)

    Increase (decrease) in:
    Accrued expenses                                                    319,025
                                                                      ---------

        Net Cash Provided by Operating Activities                       177,223

INVESTING ACTIVITIES:
  Purchase of marketable securities                                    (677,000)
  Purchase of property, plant & equipment                              (320,630)
                                                                      ---------

        Net Cash Used by Investing Activities                          (997,630)


FINANCING ACTIVITIES:
  Borrowings from stockholder                                           152,941
  Proceeds from the sale of stock                                       723,670
                                                                      ---------

        Net Cash Provided by Financing Activities                       876,611

Increase in Cash and Cash Equivalents                                    56,204

Cash and Cash Equivalents, Beginning of Period                           15,000
                                                                      ---------

Cash and Cash Equivalents, End of Period                              $  71,204
                                                                      =========




SEE ACCOMPANYING UNAUDITED NOTES.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 which are contained in the Company's Form 10 Filing. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Interplanner.com, Inc. All material intercompany transactions have been eliminated.

INVESTMENT SECURITIES Investment securities consist of marketable equity securities. Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading or held-to-maturity categories are available-for-sale securities.

Management determines the appropriate classification of marketable investment securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At September 30, 1999, the Company held only available-for-sale securities and they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes.

RESEARCH AND DEVELOPMENT COSTS Research and development expenditures are expensed as incurred. Costs associated with the development of computer and internet software (CIS) systems for sale and licensing is required to be capitalized when its technological feasibility has been established either by completion of a detail program design or a working model of the CIS. Capitalization of development costs ends when the CIS is made available for general release to consumers. Costs to be capitalized include labor, benefits, and direct overhead. At the time the software is available for release, the associated capitalized costs are amortized over the expected term of its economic life in proportion to revenues. At the date of these financial statements, the Company had capitalized approximately $320,630 in programming and hardware costs incurred pursuant to the development of the on-line calendar technology. The Company expects to begin amortizing the capitalized costs in October 1999 on a straight-line basis over the expected life of five years.

STOCK BASED COMPENSATION The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No. 123 (SFAS 123), "ACCOUNTING FOR STOCK-BASED COMPENSATION." Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant.

The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 (APB 25) in measuring equity transactions with employees. Under APB 25, compensation cost for equity transactions with employees is recognized only to the extent the fair value of the equity instrument at the award date exceeds the exercise price the employee is required to pay.

NON-CASH EQUITY TRANSACTIONS Goods and services acquired through the issuance of common stock are valued on the date of the transaction based on the closing bid price for the Company's common stock.

COMPREHENSIVE INCOME On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. SFAS 130 only requires additional disclosures in financial statements and it does not affect the Company's financial position or results of operations. At September 30, 1999, the Company had $523,600 in accumulated other comprehensive income net of income taxes related to unrealized gains on marketable equity securities.

NOTE 2 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, is effective for the Company in 1999. SOP 98-5 requires the Company, in 1999, to expense costs capitalized in 1998 associated with start-up activities. Adoption of SOP 98-5 also requires the Company to report the effects of applying SOP 98-5 as a cumulative effect of a change in accounting principles in its 1999 financial statements.

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

During the nine months ended September 30, 1999, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

   (a) The Company issued 1,500,000 shares of its restricted common stock as founders' stock, valued at $118,500, in payment of compensation to an officer of the Company.

   (b) The Company issued 5,000 shares of its restricted common stock, valued at $37,500, for services.

   (c) The Company issued 250,000 shares of its common stock valued at $2,250,000 in connection with the acquisition of marketable equity securities.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



 NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE (CONTINUED)

   (d) The Company recorded $523,600 in unrealized gains on available-for-sale securities, net of income taxes

NOTE 4 - INVESTMENT SECURITIES

Investment securities at September 30, 1999 consists of common stocks in an public internet company and a privately owned software company as follows:

         Available-for-sale securities:

                Marketable equity securities, at cost            $  2,927,000

                Gross unrealized gains                                748,000
                                                                 ------------

                Marketable equity securities, at fair value      $  3,675,000
                                                                 ============

NOTE 6 - CONTINGENCY

In 1998, the Company began to identify assess, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Company anticipates that by August, 1999, conversion, implementation, and testing activities will be completed.

The Company is in the process of identifying and contacting critical suppliers, whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity, or financial condition.

NOTE 7 - RELATED PARTY TRANSACTIONS

Included in the balance sheet under the caption "Note Payable" is $152,941 in demand notes payable to several stockholders.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE 8 - STOCKHOLDERS' EQUITY

On February 24, 1999, the Company amended its Articles of Incorporation to reduce authorization of the Company's $.001 par value preferred voting stock from 20,000,000 to 10,000,000 shares and provided authorization for 25,000,000 shares of $.001 par value special preferred stock. Of the 25,000,000 authorized shares of special preferred stock, 12,500,000 shares were designated as Class A special preferred stock.

   The participation rights of the Company's preferred stock in any dividends or liquidation proceeds are limited to one percent. Each share of preferred stock receives one vote in stockholder voting matters. At the option of the Company, the preferred stock may be redeemed in the Company's common shares at an exchange rate of one share of common stock for each share of preferred stock. At September 30, 1999, there were no shares of this class outstanding.

   The Class A special preferred stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A special preferred stock receives three votes in stockholder voting matters. Dividend and redemption features are determinable at the discretion of the board of directors. At September 30, 1999, there were 9,000,000 shares of this class outstanding, and no dividends have been declared.

As part of the Company's strategy to protect it from unsolicited takeover attempts and to preserve its management team, it implemented the following equity transactions involving founders, officers, and directors:

   Issuance of 1,500,000 shares of common stock valued at $.08 per share and subject to continuing legal restrictions to certain officers. Cash proceeds from the issuance of these shares were $1,500 and the Company recognized compensation expense of $118,500 for the balance.

   Conversion of 1,000,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

During the nine months ended September 30, 1999, the Company sold in a private placement exempt from registration, 1,500,000 shares of common stock at $.10 per share. Available with these shares were options to purchase an additional 3,500,000 shares also at a purchase price of $.10 per share. These options were later exercised, resulting in aggregate proceeds to the Company from the two blocks of $492,170. In addition, the Company sold 230,000 shares of common stock at $1 per share in a private placement exempt from registration resulting in proceeds of $230,000 to the Company. In late March 1999, the Company's common shares began trading in the over-the-counter market. On April 27, 1999 when the Company's common shares were trading at a price of $9.00 per share, it issued 250,000 shares valued at $2,250,000 in connection with the acquisition of an investment in marketable securities of an Internet company as disclosed in note
3. The shares issued were unregistered, and because of the size of the block, are subject to certain legal restriction on the number of shares that may be resold at one time by the holder.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                           The following discussion regarding the Company and
                  its business and operation contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements as thus it should not be assumed that silence by management of the Company over time means that actual events are hearing out as estimated in such forward-looking statements.

                  OVERVIEW

                           The Company is a developer and incubator of start-up
                  and emerging Internet companies and business, seeking to make strategic alliances with such companies and further their growth and development through a variety consulting and financing services.

                           The Company was incorporated on May 26, 1998 and its
                  sole operating activities to date were the conception and development of its subsidiary's Internet site, http://www.interplanner.com, and corresponding business plan, the hiring of employees, including programmers and designers, and administrative staff and the negotiation of strategic alliances with other Internet companies. As of September 30, 1999, the Company had not generated any cash revenues.

                  The Company has no operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues form its Internet site and investment income form its equity investments will constitute substantially all of the Company's revenues, if any, during the foreseeable future. Since the Company anticipates that it will incur negative cash flows from operations for the foreseeable future, the Company believes that it success will depend upon its ability to obtain revenue from advertising from its Internet site, which can not be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in general, and specifically with respect to the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, providing original, informative, entertaining and compelling content to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate revenues or that the Company will achieve, or maintain profitability or generate revenues from operation in the future.

                           The Company's quarterly operating results may
                  fluctuate significantly as a result of variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, operation and expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively implement its operating strategy, the Company may elect form time to time to make certain advertising and marketing or acquisitions decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's Common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

REVENUES

From the date of inception through September 30, 1999, the Company did not generate any cash revenues and had no results from operations. During the three and nine month periods ended September 30, 1999, the Company did not generate any revenues and, the Company was not a party to any advertising or other agreement or arrangement from which it could record deferred revenues or reasonably expect to generate cash revenue. The sole source of funds for the Company from the date of inception through September 30, 1999 has been through the sale of equity.

Subsequent to the period ended September 30, 1999, the Company's wholly owned subsidiary, Interplanner.com, exited the development stage with the initial beta launch of its web site on November 8, 1999. Moving forward, Interplanner.com is positioned to begin to introduce its products commercially, initiating advertising programs from which revenues can be derived, and look to expand into new market opportunities during the remainder of fiscal 1999. Among such new market opportunities is the development of strategic partnerships with Internet content and/or service providers which could potentially allow for the building of significant traffic to the Interplanner.com web site, a substantial increase in the number of registered site users and an expansion of its revenue base. Subsequent to the end of the periods ended September 30, 1999 the Company entered into preliminary discussions with several potential strategic partners, as well as with consulting organizations possessing expertise in this regard. However, there are no assurances that any such discussions and contacts will result in the development of any strategic partnerships or other beneficial relationships.

Additionally, during the nine month period ended September 30, 1999, the Company purchased an equity interest in TheBigHub.com, Inc. (www.thebighub.com) and an interest in a privately held on line direct marketing Company, Focalex (www.focalex.com), a leading participant in the "PERMISSION" e-mail direct marketing business. The Company believes that the market for the services offered by Focalex will grow significantly as both online users and marketers try to find ways to cut through the growing clutter of e-mail spam and traditional banner advertising. The Company currently holds a 5% equity stake in Focalex and is presently considering opportunities through which it may increase it's ownership position.

Therefor, as a result of both increased revenue from existing companies, and incremental revenues from new acquisitions and investments, the Company expects to report future revenue growth. During the nine months ended September 30, 1999 it reported $523,600 in net unrealized gains on marketable equity securities, net of taxes, inclusive of an unrealized loss of $1,211,297 on marketable securities during the three months ended September 30, 1999. Such net gains are included as accumulated other comprehensive income on the balance sheet.

COSTS OF REVENUES

Since inception and through September 30, 1999, the Company had not incurred any cost of revenues, as the Company had not generated revenues during such period. There can be no assurance that the Company will be able to generate sufficient revenues, advertising or otherwise, to cover its costs of revenues. The failure to generate sufficient cash revenues in order to cover its costs of revenues will result in continued cash losses and will continue to have a material adverse effect on the Company's business, financial condition and operating results.

OPERATING EXPENSES

Organizational expenses incurred from inception to December 31, 1998 were capitalized and recorded as organization costs. During the three and nine months ended September 30, 1999, these costs were expensed and included in the caption "cumulative effect of change in accounting principle" on the Statement of Operations.

Operating expenses totaling $57,295 and $293,438 for the three and nine months periods ended September 30, 1999, respectively, consist primarily of professional, consulting fees and other organization costs including non cash compensation totaling $ 156,000 during the nine month period. No non cash compensation was paid during the three months ended September 30, 1999. The Company expects operating expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

INCOME TAXES

At December 31, 1998, the Company had not recorded an income tax benefit or provision due to the insignificance of its operations. During the three and nine months ended September 30, 1999, the Company recorded a benefit and provision for income taxes of $793,703 and $224,400, respectively, resulting primarily from its unrealized gain on investment securities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 and September 30, 1999, the Company's principal source of liquidity was $15,000 and $71,204, respectively, in cash and cash equivalents derived from private sales of the Company's equity securities. The Company has primarily financed its operations through the private sale of equity securities. The Company has no material commitments for capital expenditures. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1999 consistent with its anticipated growth. The Company currently believes that available funds, cash flows expected to be generated from operations, if any, and the net proceeds of private placements will be sufficient to fund its working capital and capital expenditures requirements for the remainder of fiscal 1999. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet content and applications. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth.

There can be no assurance that we will be successful in establishing meaningful or profitable operations in any area. Although there is great opportunity in the Internet, there is little barrier to entry by competitors.

YEAR 2000 RISKS

         Since the Year 2000 Computer Problem was well known prior to our incorporation, we have been able to plan our business strategies to minimize the problem. We have been assured that the server hosting our Interplanner.com site is Year 2000 compliant. We expect to utilize only equipment and services which can assure us of Year 2000 compliance. Nevertheless, we may be affected by Year 2000 problems of service suppliers over which we have little control such as electricity suppliers and telecommunications suppliers on which the Internet depends.

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities

         None.

ITEM 3:  Defaults Upon Senior Securities

         None.

ITEM 4:  Submissions of Matters to a Vote of Security Shareholders

         None.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

         No reports on Form 8-K filed during period

         Exhibit 27        Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         TECHLAB, INC.
                                             -----------------------------------
                                                         (Registrant)

Date  11/22/99                                  /s/ Thomas J. Taule, Chairman
     ----------------------------            -----------------------------------
                                                        (Signature)*

Date
     ----------------------------            -----------------------------------
                                                        (Signature)*