Form 10KSB
period 1999-12-31
TECHLABS INC
filed 2000-04-13
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) - December 31, 1999

                                 Techlabs, Inc.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida                         000-26233                   65-0843965
--------------------------------------------------------------------------------
(State or other jurisdiction        (Commission                (IRS Employer
 of incorporation)                  File Number)             Identification No.)

              3435 Galt Ocean Drive, Fort Lauderdale, Florida 33308
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code   954-630-0027
                                                   --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      none
                       ----------------------------------
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable
                    ------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                     -----------------------------------------

                     -----------------------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ 1,675 for the 12 months ended December 31, 1999.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on April 11, 2000 is approximately $16,922,010.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 12, 2000, 7,355,000 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X
             ----             ---

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 1999
                                 TECHLABS, INC.


Item.                                                                                                      Page No.
-----                                                                                                      --------
Part 1
Item 1.    Business...............................................................................................1
Item 2.    Description of Property...............................................................................17
Item 3.    Legal Proceedings.....................................................................................17
Item 4.    Submission of Matters to a Vote of Security Holders...................................................17

Part II
Item 5.    Market for Common Equity and Related Stockholder Matters..............................................18
Item 6.    Plan of Operation.....................................................................................18
Item 7.    Financial Statements..................................................................................19
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................................19

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.....................................................20
Item 10.   Executive Compensation................................................................................21
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................23
Item 12.   Certain Relationships and Related Transactions....................................................... 25
Item 13.   Exhibits and Reports on Form 8-K......................................................................25

         This discussion in this annual report regarding Techlabs and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this Annual Report on Form 10-KSB, "Techlabs,", "we," "our," and "us" refers to Techlabs Inc. and our subsidiaries Interplanner.com, Inc. ("Interplanner"), StartingPoint.com, Inc. ("MyStartingPoint"), InternetChic Marketing, Inc. ("InternetChic Marketing"), Tech Capital, Inc. ("Tech Capital") and Tech Investments, Inc. ("Tech Investments").

                                     PART I

Item 1.           Business

General

         We are a developer and incubator of start-up and emerging Internet companies and businesses, seeking to make venture investments in such companies and further their growth and development. As such, we have patterned a portion of our business strategy upon the successful model utilized by other Internet "venture capital" companies. We were formed in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition, changed our name to Techlabs, Inc. and embarked on our current business strategy.

         Our fiscal year end is December 31 and our executive offices are located at 3435 Galt Ocean Drive, Fort Lauderdale, Florida 33308, telephone number is 954-630- 0027. Our web sites are located at www.interplanner.com, www.mystartingpoint.com and www.internetchic.com. The information contained on these web sites are not part of this annual report.

Business Strategy

         Our business strategy includes the internal development and operation of wholly- owned or majority owned-subsidiaries, as well as making investments in other Internet companies. Our strategy also envisions opportunities for synergistic business relationships among the companies. At December 31, 1999, our wholly-owned subsidiaries included Interplanner.com and StartingPoint.com. In February 2000 we formed a third wholly-owned subsidiary, InternetChic Marketing. At December 31, 1999 we held investments in two Internet companies, TheBigHub.com, Inc. and Focalex, Inc.

         We have adopted a long-term strategy of seeking opportunities to realize gains through the selected sale of investments or having our subsidiaries sell minority interests to outside investors. As of the date of this annual report we have not sold minority interests in any of our subsidiaries. The operations of our companies are each in the early stages, and we do not anticipate that we will seek investment capital in any of these subsidiaries until such time as their operations have evolved so as to maximize the valuation of each of these subsidiaries. We believe this strategy will provide us with the ability to increase shareholder value as well as provide capital to support our growth. We expect to continue to develop and refine the products and services of these subsidiaries, with the goal of increasing revenues.

Products and Services

         Our products and services include the following:

         Interplanner.com                Free online calendar and personal
                                         information management service

         MyStartingPoint                 Full service Internet portal

         InternetChic Marketing          Business-to-business marketing solution
                                         provider

         Interplanner.com

         Interplanner.com is a free online calendar and personal information management (PIM) service that offers a comprehensive set of features, including a personal calendar, group calendars, contact lists, appointment entry and tracking, and task lists, as well as a variety of content.

         Interplanner's features can be readily accessed from any computer, and are available within an easy-to-use interface that automatically recognizes each registered user upon login. The Interplanner home page offers each user a variety of information, including a list of reminders for the current and next day's appointments and tasks, as well as news, weather, lottery results and personalized horoscopes.

         Users are able to enter appointments or tasks into their personal calendar, including the subject, date, time and location of an appointment, or the subject, start date, due date, priority level and progress of a task. Users then choose to receive reminders for the appointment or task via email and/or at their MyInterplanner home page. Users can also set their calendar to send reminders of appointments or tasks on a group basis via email, as well as direct to email enabled pagers and cellular phones. Interplanner's group calendar function allows multiple users to share appointment information either on a private "closed" basis that is open only to users invited to join the private group, on a private "open" basis that users can request to join, or on a public basis that is open to any user.

         Interplanner features also include a contact management function that allows users to compile an online address book containing the names, addresses, telephone numbers, email addresses and other pertinent information for their business contacts, friends, family and other individuals. Users can also add a contract entry to a broadcast list, which can be used in conjunction with Interplanner's Note Pad feature that allows users to write a memo and send it to themselves, an individual or to their broadcast list.

         Interplanner 's full range of services also includes content from a variety of third party providers, including:

         -        free email;

         - online shopping services powered through an agreement with e-commerce leader Inktomi;

         - information about trade shows in user selectable industry categories;

         - real-time interactive meeting, data collaboration, telephony, video and messaging services; and

         - information and ticket buying services for over 350,000 live and visual arts events and exhibitions via direct, framed access to CultureFinder.com's award-winning integrated arts events listing and ticketing service.

         We have entered into agreements with these content providers, which range in term from one to two years, and generally entitle us to earn advertising scaled revenues. In some instances, these content agreements require us to pay a flat monthly and/or minimum fee for use of the content, or, in the case of the agreement with Inktomi, 60% of the transaction fees and advertising revenues we receive from the shopping portion of the site. We also recently announced the launch of Interplanner's affiliate program which will be managed by Commission Junction.

         In addition, in March 2000 we entered into a one year marketing agreement with Freei Networks, Inc. to provide a comprehensive co-branded calendar and personal information management service to Freei Networks' growing base of users. The service can also direct appointments and messages to email and wireless handheld devices such as personal digital assistants (PDA's) and cellular telephones. Freei Networks intends to conduct a marketing campaign designed to promote this new calendar service to its registered users, email messages and inclusion in future user's newsletters and promotional messages. We agreed to pay Freei Networks a flat monthly fee during the term of the agreement, together with scaled subscriber and advertising royalties. We anticipate that the channel will be launched during the second quarter of fiscal 2000.

         We believe the value of calendar sites such as Interplanner that can offer a wide range of features and ancillary services continues to rise due to what industry analysts have termed their "sticky" nature. We believe users have a reason to both visit often and remain at the site for long periods of time, thus providing content providers, Internet Service Providers, e-commerce merchants and online advertisers with a targeted channel to a dedicated set of Internet users.

         MyStartingPoint

         MyStartingPoint.com is a web portal targeted to results-oriented users who want less clutter and more information. The site offers a variety of web searching tools, including a co-branded version of the Mamma.com Meta Search Engine that allows users to simultaneously query the major search engines and a multitude of e-commerce databases. In addition, users can elect to perform searches directly utilizing WebCrawler, AltaVista, Yahoo, Lycos, MetaCrawler, Infoseek, Excite, HotBot, SavvySearch, DejaNews, GoTo.com and Northern Light. Users can also perform target searches utilizing MyStartingPoint.com's proprietary database of directories and web sites that includes 12 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having its own easy-to- use, organized format. Another key site feature is its "Hot Sites" and "Best of the Web" listings, featuring new web sites submitted by webmasters, site owners and users. We believe this feature serves as an important generator of new site traffic. Central to our strategy is the site's continued development as a full service Internet portal which can be utilized to spotlight and drive traffic to our other Internet properties, while also serving as a key generator of revenues from onsite advertising, e-commerce and affiliate programs.

         In December 1999 we purchased certain assets of StartingPoint ,L.L.C. from Yesmail.com, Inc.,including its rights under various contracts. We issued Yesmail.com, Inc. 250,000 shares of our common stock as consideration for the assets. We have guaranteed that the 250,000 shares of our common stock will be worth at least $1.5 million on the first anniversary date of the purchase. If the market value of those shares is less than $1.5 million, we have agreed to issue Yesmail.com, Inc. additional shares of our common stock to equal this valuation. We also granted Yesmail.com, Inc. certain registration rights for these shares. The agreement also contained a one year non- compete by Yesmail.com, Inc. in which it agreed to not invest in nor develop for its own us an Internet directory/portal or like web site substantially similar to StartingPoint.com.

         At the time of the acquisition, StartingPoint.com was an outsourcer of "permission" or "opt-in" email marketing services. In February 2000 we began the process of rebranding and enhancing the site with the formal rollout of its new name, MyStartingPoint.com. Subsequent to the site's acquisition, we also entered into a three year exclusive Network Partner Agreement with Yesmail.com, Inc. that permits MyStartingPoint to remain a member of the YesMail Network. This agreement provides that we will receive a portion of the net revenue received by Yesmail.com, Inc. from promotional YesMail email campaigns, less certain costs.

         In January 2000, we entered into an agreement with 24/7 Media, Inc., one of the largest Internet media companies. Under the terms of the agreement, 24/7 Media is now acting as our representative for the sale and placement of banner advertising, and is serving all site banner ads. We earn a monthly royalty based upon a percentage of adverting sales revenue received by 24/7 Media, Inc.

          We will use The BigHub.com's shopping solution to create the new MyStartingPoint Mall, a fully-functional online shopping experience which we anticipate will have over 5 million products covering 25 product categories from apparel, books, music, videos, consumer electronics, and more. We have licensed the necessary back- end processing technology from The BigHub.com under a five year agreement. The terms of this agreement provide that we will pay The BigHub.com a commission on sales made through MyStartingPoint Mall, and in the event we wish to terminate the agreement prior to its expiration, we are also obligated to pay a scaled cancellation fee if we terminate the agreement prior to the expiration of its term. We presently anticipate MyStartingPoint Mall will be launched during the second quarter of fiscal 2000.

         In March 2000 we entered into an agreement with Ants.com to provide us with a knowledge-project outsourcing marketplace service to match project managers who want to outsource projects with independent consultants/knowledge workers. We believe this agreement will generate additional traffic to the MyStartingPoint web site and generate commission revenues to us.

         Being planned for 2000 are further enhancements to MyStartingPoint.com's search capabilities, as well as the addition of a variety of other key portal services, and the initiation of revenue generating affiliate programs.

         InternetChic Marketing

         During the first quarter of fiscal 2000, we launched InternetChic Marketing, a business-to-business marketing solution provider focused on developing and implementing Internet direct marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies. Underlying InternetChic Marketing's strategic direction is the building of proprietary databases that will position the company to develop a significant presence in the "Opt-In" email business. Opt-In email, also known as "Permission" email, which brings businesses and e-marketer together with consumers who have given their permission to receive promotional messages targeted to their interests.

         Among the tools that InternetChic Marketing plans to utilize on behalf of clients and affiliate members include e-newsletters and direct email marketing messages, both of which will be directed to InternetChic Marketing's proprietary database of email addresses for Internet users who have opted to receive such messages.

          In January 2000, InternetChic Marketing began its first traffic building program which is being conducted on behalf of MyStartingPoint. Featuring a contest offering a free 2000 Cadillac Escalade to a single winner, the promotion was initiated utilizing a direct email marketing message sent to MyStartingPoint.com's Opt-In email list which is managed by Yesmail. This promotional contest also offers entrants the opportunity to receive additional marketing messages from MyStartingPoint.com or from other marketing partners of InternetChic Marketing.

         Because we view Opt-in e-mail marketing as an important tool, our strategy is centered around InternetChic Marketing developing a significant presence in that market. We plan to launch an affiliate program during fiscal 2000 that will pay other web sites a commission for every visitor that clicks on one of InternetChic Marketing's contest banners or consoles located on an affiliate's web site. Additional tools that InternetChic Marketing will utilize on behalf of clients and affiliate members include e- newsletters and direct email marketing messages, both of which will be directed to InternetChic Marketing's proprietary database of email addresses for Internet users who have opted to receive such messages.

Technology

         Interplanner's original source code and documentation was developed for us by Xpedior, Inc. (formerly known as the NDC Group, Inc.) of Alexandria, Virginia. Under the terms of our agreement with Xpedior, we own all intellectual property rights associated with Interplanner.

         Interplanner operates on a two tiered hardware platform based on Sun Microsystems multi-processor servers, utilizing the Sun Solaris OS platform. This two tiered architecture currently includes one "front end" application server used primarily to serve JAVA servlet generated HTML pages to end users, and a "back-end" database server which houses the main Oracle database as well as the SMTP mail server which sends out all system related emails. Due to inherent scaleability issues with this type of Internet application, Interplanner's hardware architecture was designed with the ability to add additional servers to either tier with minimal effort. MyStartingPoint presently operates on a single Intel based dual Pentium processor server, utilizing the Microsoft Windows NT platform. We are currently in the process of upgrading MyStartingPoint to a multiserver environment utilizing high-end multi processor Intel based servers.

         The software maintenance and upgrades for both Interplanner and MyStartingPoint are managed for us by Electronic Business, Inc. a wholly owned subsidiary of Telecomputing, Inc. Interplanner's hardware maintenance and upgrades are managed for us by Electronic Business, Inc., as well as through warranty service provided by Sun Microsystems, and MyStartingPoint's hardware and software maintenance and upgrades are managed through an open-ended long term contract with Electronic Business, Inc. Future additional hardware support for MyStartingPoint will be provided through warranty service provided by Dell Computer Corporation.

         All Interplanner and MyStartingPoint hardware is hosted under a year-to-year open-ended collocation agreement with Uunet Technologies, and located in their data center in Tysons Corner, Virginia. Uunet constantly monitors all network activity across their entire backbone, and has in place around the clock system engineers to react to any security breaches such as hackers or denial of service attacks.

         Both Interplanner and MyStartingPoint maintain automated back-up systems of users data, which includes full weekly back-ups of all system software and user data, as well as daily incremental back-ups of all user data. Full archives of the Interplanner and MyStartingPoint systems software and original source codes are maintained at the Uunet Data Center in Tysons Corner Virginia, at the offices of Electronic Business in Tysons Corner, Virginia, and at our office in Fort Lauderdale, Florida.

         InternetChic.com currently operates on a shared hosting hardware platform provided by Mindspring Internet, a wholly owned subsidiary of EarthLink, Inc. of Atlanta, Georgia As a result of the increased volume of visitors to the InternetChic.com web site, we are formulating a plan to move the InternetChic.com web site to it own collocated server. We anticipate that this move will occur during the second quarter of fiscal 2000. We believe that this move will provide for greater scaleability as well as faster responses to technical emergencies. InternetChic.com currently runs on the Windows NT operating system.

         All current software maintenance and upgrades for InternetChic Marketing are performed by our technical. Current hardware maintenance and upgrades are included in the hosting agreement with Mindspring Internet. Manual daily back ups of the InternetChic.com data files are managed remotely from our office. Full archives of the InternetChic.com system software and original source code are maintained on the current server at Mindspring's facility in Atlanta, Georgia, as well as at our offices.

         Once the move to the upgraded hardware is completed we anticipate that software and hardware maintenance will be provided by Electronic Business, Inc., as well as through warranty service provided by Sun Microsystems. Likewise, in the future we anticipate that InternetChic.com hardware will be hosted by Uunet Technologies.

Investments

         We hold investments in the following companies:

         Company Name                              Description of its Business
         ------------                              ---------------------------
         The BigHub.com, Inc.                      a business-to-business e-commerce solution
                                                   provider that delivers private branding content
                                                   for high-traffic Internet companies

         Focalex, Inc.                             a privately held company engaged in the Opt-
                                                   in" or "permission" e-mail direct marketing
                                                   business

         We purchased 1 million shares of the preferred stock of The BigHub.com, Inc. in

April 1999 for $627,000 in cash and 250,000 shares of our common stock valued at $2,250,000. This represented an aggregate purchase price of $2,877,000. Contemporaneously with the transaction, the shares of preferred stock were converted into 1 million shares of The BigHub.com's common stock. Our holdings represent approximately 5.4% of The BigHub.com's issued and outstanding common stock according to its most recent filings with the SEC. On April 11, 2000, the last sale price of The BigHub.com's common stock as reported on the OTC Bulletin Board was $2.625.

         We purchased May 1999 we purchased 50,000 shares of convertible preferred stock of Focalex, Inc. for $50,000 in cash. Focalex, Inc. is a privately-held company and we believe our investment represents approximately 5% of its issued and outstanding common stock.

         Special Matters Concerning the Investment Company Act of 1940

         Because a significant amount of our assets are in the form of marketable securities of other companies, we may be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act") unless we meet the statutory exemptions from the 1940 Act, we receive an exemption order from the SEC, or we change the nature of our business so that we would not be required to register under the 1940 Act. We are currently relying on an exemption from the 1940 Act from the requirements to register under the 1940 act. The exemption will expire on or about April 27, 2000. We presently intend to establish a venture fund in a structure similar to that used by CMGI Inc. In anticipation of this restructuring, we have formed Tech Capital and Tech Investments. We are unable to predict at this time what effect, if any, the creation of this venture fund and its subsequent registration under the 1940 Act will have on our financial condition or results of operations.

Competition

          Our core businesses rely upon revenues from Internet adverting and similar transaction-fee based revenue. We compete in the market for Internet advertising, which is intensely competitive and rapidly changing. This market is highly fragmented and we expect that competition will increase significantly in the near-term because of the attention the Internet has received as a means of advertising and direct marketing and because there are no significant barriers of entry into the market. Our primary long-term competitors may not have entered the market yet because our market is new.

         Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Some of our potential competitors are among the largest and most well-capitalized companies in the world. In addition, some of our competitors may include Web site owners who choose to manage their own permission email lists. We expect to face competition from these and other competitors, including:

         - Free online calendar and personal information management service;

         -        Internet portals and web search engines;

         -        traditional list brokers;

         -        banner advertising managers;

         -        independent list managers;

         -        incentive-based subscriber lists; and

         -        customer management and retention service companies.

         If one or more of our current or future competitors were to achieve leading positions in the industry or if they were to expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business could be seriously harmed. In addition, potential competitors may bundle or incorporate the functionality of our products into their products in a manner that eliminates the need for our products or discourages users from purchasing our products.

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property. We rely upon a combination of trade secret, copyright and trademark laws to protect our intellectual property. Except were we have granted third parties contractual rights to use our intellectual property, we limit access to, and distribution of, and other proprietary information. However, the steps we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect unauthorized uses of and take appropriate steps to enforce its intellectual property rights. We can give no assurance that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

         We have also obtained the right to a number of the Internet addresses, including www.interplanner.com, www.mystartingpoint.com and www.internetchic.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet addresses; however, there can be no assurance in this regard and the loss of this address would have a material adverse effect on our financial position and results of operations.

Employees

         As of April 12, 2000, we have four full-time employees all of whom are our management. None of our employees are represented by a labor union, and we are not governed by any collective bargaining agreements. In our opinion, we have a satisfactory relationship with our employees.

         In the future we anticipate that we will expand our employee base with the hiring of additional employees in the areas of programming, technical support, customer service and administrative. We do not presently anticipate any difficulties in hiring these additional employees.

Risk Factors

We have a history of losses and only recently emerged from the development stage.

         We have a cumulative revenues from inception (May 26, 1998) until December 31, 1999 of $1,675 and a cumulative loss of $277,695. We will continue to incur losses in the future. The business model for each of our subsidiaries continues to evolve and relies substantially upon the ability to build web site user bases, the sale of advertising on the web, the ability to derive revenue from affiliate agreements, and the ability to develop key strategic partnerships. Results of operations in the future will be influenced by numerous factors including, among others, expansion, our ability to drive traffic to our various web sites, to attract strategic alliances, provide superior customer service and retain qualified personnel. We may incur problems, delays, expenses and difficulties during this stage, many of which may be beyond our control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates.

         In order to reach our business growth objectives, we will incur increased operating expenses and make significant capital expenditures as we develop our subsidiaries during the next several years. We are likely to spend these amounts before we receive any incremental revenues from these efforts. In addition, our efforts may be more expensive than we currently anticipate, or they may not result in proportionate increases in our revenues, which could further increase our losses. Accordingly, we will likely experience negative cash flow from operations for the foreseeable future. Our business and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as web advertising and e-commerce. We cannot guarantee you that we will be successful in increasing our revenues or that we will ever achieve profitability.

Because we have been in business for a short period of time, there is limited information upon which investors can evaluate our business.

         We exited the development stage of our operations during the first quarter of fiscal 2000 and have a limited operating history upon which you may evaluate our current and future prospects. objectives. We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our history of losses and the problems, expenses, risks, and complications frequently encountered by similarly situated companies. We may not be successful in addressing these risks, and our failure could have a material adverse effect on our business, prospects, financial condition and results of operations.

We generate our revenues primarily from web adverting which is an unproven medium for advertising-supported services.

         The web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Accordingly, our future operating results will depend substantially upon the increased use of the web for information, publication, distribution and commerce and the emergence of the web as an effective advertising medium.

         Our ability to generate significant advertising revenues will also depend on, among other things, our development of a large base of users possessing demographic characteristics attractive to advertisers, our ability to accurately measure our user base and our ability to develop or acquire effective advertising delivery and measurement systems. Many of our advertisers have only limited experience with the web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. The market for web advertising may not continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, our financial condition and results of operations will be materially and adversely affected.

         No standards have been widely accepted for the measurement of the effectiveness of web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the web as an effective advertising medium. Advertisers may not continue to accept ours or other third party's measurements of impressions, and such measurements may contain errors. Because a portion of our revenues are based on impressions, these advertising revenues may be materially adversely affected which may have an adverse affect on our financial condition and results of operations.

         In addition, there is intense competition in the sale of advertising on the web, resulting in a wide range of rates quoted and a variety of pricing models. This competition makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click-throughs", or user requests for additional information made by clicking on the advertisement from our web sties to the advertiser's web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, would materially adversely affect our revenues. As a result of these risks, we may not succeed in generating significant future advertising revenues from web-based advertising. The failure to do so may have a material adverse affect on our financial condition and results of operations.

         Advertisers may also determine that banner advertising is not an effective or attractive advertising medium. We may not be able to effectively transition to any other forms of web advertising should these other as yet unidentified forms develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of such software by users may have a material adverse affect upon the commercial viability of web advertising.

If we do not successfully manage our acquisitions, our future growth may be adversely affected.

         We intend to continue to expand our operations through the acquisition of businesses, technologies, products and services from other businesses. This strategy presents a number of special problems, including:

         - difficulty integrating acquired business, operations and personnel with the existing businesses;

         - diversion of management attention in connection with both negotiating future acquisitions and integrating the assets;

         - strain on managerial and operational resources as management tries to oversee larger operations;

         -        exposure to unforeseen liabilities of acquired companies; and

         - the potential issuance of securities in connection with future acquisitions, which securities may dilute the holders of our currently outstanding securities.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate future acquisitions. We cannot guarantee you that we will be successful in integrating our subsidiaries which could adversely affect our financial condition and results of operations.

We will need to raise additional capital in order to continue to implement our business plan.

         While we anticipate that we will begin receiving revenues from our operations during the second quarter of fiscal 2000, we will also be required to raise additional capital during the next 12 months to satisfy our cash requirements. Other than capital which is available to us if we elect to begin liquidating our investment in The BigHub.com, Inc., we currently have no source for additional capital. We will in all likelihood seek to raise additional capital through the sale of equity securities. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. In that event, we may be forced to begin to liquidate our investment in The BigHub.com, Inc. at a time when the capital markets are volatile and the stock price of The BigHub.com is lower than in recent months. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

We may be required to issue additional shares of our common stock to Yesmail.com, Inc.

         We have guaranteed that the 250,000 shares of our common stock issued to Yesmail.com, Inc. in connection with our purchase of StartingPoint.com will be worth at least $1.5 million on the first anniversary date of the purchase in December 2000. If the market value of those shares is less than $1.5 million, we have agreed to issue Yesmail.com, Inc. additional shares of our common stock to equal this valuation. At December 31, 1999, based upon the closing price of our common stock on that date, we would have been obligated to issue Yesmail.com, Inc. an additional 220,549 shares of our common stock. If we are required to issue Yesmail.com, Inc. additional shares of our common stock in December 2000, this issuance will dilute the interests of our other stockholders.

We may not be able to protect our intellectual property rights, and we may be found to infringe on the propriety rights of others.

         We rely on a combination of trademark, trade secret, copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use information that we regard as proprietary, including the technology used to operate our web sites and our trademarks.

         It is possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms Techlabs, Interplanner, MyStartingPoint or InternetChic Marketing. Any claims or customer confusion related to our trademarks, or our failure to obtain any trademark registration, would negatively affect our business.

         Litigation or proceedings before the United States Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

         Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

The success of our online growth strategy is dependent on continued growth of Internet commerce.

         Our business is dependant upon the continuing growth of the Internet and its widespread acceptance and use as an effective medium of business and communication. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our financial condition and results of operations will be materially adversely affected if there is any slow-down in the growth of Internet usage.

Online security breaches could harm our business.

         The secure transmission of credit card information over the Internet is essential to maintain consumer confidence in our web site. Substantial or ongoing security breaches of our system, or other Internet-based systems, could significantly harm our business. Any penetration of our network security or other misappropriation of our users' personal information could expose us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, including claims for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches also could damage our reputation and expose us to a risk of loss or litigation, and possible liability. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

         We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. The limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

Governmental regulation of the Internet and data transmission over the Internet could affect our business.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The laws regarding the Internet, however, remains largely unsettled, even in areas where there has been some legislative action.

         It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to companies like us. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect our ability to attract and serve customers.

         We may be vulnerable to computer viruses and other disruptions caused by unauthorized or illegal access to our systems that could negatively affect our sales and require significant expenditures. We face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in adverse publicity, loss of sales and erosion of customer trust.

         Our systems may be vulnerable to computer viruses and other disruptions caused by unauthorized or illegal access to our systems which could require us to spend significant resources to protect against or correct. In addition, eliminating computer viruses and alleviating other disruptive problems may require interruptions, delays or changes in our delivery of services to our users. Online service providers have in the past experienced, and in the future may experience, interruptions of service as a result of the accidental or intentional actions of Internet users and current and former employees. We cannot be certain that measures we take to prevent these problems will continue to be protective in the future.

         Recently, a number of Internet service providers and e-commerce sites have been victims of denial of service attacks by hackers. These type of attacks, which overwhelm the web site's server with access requests, severely impacted the accessibility and availability of these web sites. We cannot guarantee you that we will not be the victim of attacks by hackers, or what costs we may incur in attempting to protect our systems from this, or similar types, of Internet vandalism.

         The satisfactory performance, reliability and availability of our web sites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain uses. Any future systems interruption or loss of access to the Internet that result in the unavailability of our web sites could result in negative publicity and reduce the volume of uses and the attractiveness of our web sites, which could negatively affect our revenues. We may not be able to correct any problem in a timely manner. Because we out source certain aspects of our system, some of the reasons for a systems interruption may be outside of our control. We also may not be able to exercise sufficient control to remedy the problem quickly, if at all.

         To the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our web site accurately or in a timely manner to permit us to effectively upgrade and expand our transaction-processing systems.

Our stock price will fluctuate from time to time and may fall below expectations of securities analysts and investors.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

         -        quarterly variations in operating results;

         -        changes in accounting treatments or principles;

         - announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships;

         -        additions or departures of key personnel;

         -        any future sales of our common stock or other securities;

         - stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular; and

         -        general political, economic and market conditions.

         It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. The trading prices of Internet-related companies and e-commerce companies in particular have been especially volatile. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

Item 2.           Description of Property

         Our principal executive offices are located in approximately 2,400 square feet of office space in Ft. Lauderdale, Florida under a lease which expires in July 2002. Our annual base rental expense is approximately $25,200, and we pay a portion of certain common area maintenance expenses.

Item 3.           Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Since March 1999, our common stock has been traded on OTC Bulletin Board under the symbol TKLB. The following table sets forth the high and low closing sales prices for our common stock as reported by the OTC Bulletin Board for the period indicated.

                                                   High               Low
                                                   ----               ---
Fiscal Year Ended December 31, 1999

First Quarter                                    $  1.50             $ 1.50
Second Quarter                                   $ 18.50             $ 9.00
Third Quarter                                    $ 12.50             $ 6.50
Fourth Quarter                                   $  7.50             $ 2.625

Fiscal Year Ending December 31, 2000

First Quarter                                    $  4.4375           $ 3.00

         On April 10, 2000, the closing price of our common stock as reported on the OTC Bulletin Board was $2.688. At April 10, 2000, we had approximately 20 record shareholders; however, we believe that we have in excess of 100 beneficial owners of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.           Plan of Operation

         We were incorporated in Florida in May 1998 to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition, changed our name to Techlabs, Inc. and began developing our current business model. We have reported minimal revenues from operations and have a cumulative net loss of $277,695. At December 31, 1999, we had no cash on hand.

         Since February 1999, we have been involved in developing various aspects of our business. In May 1999, we contracted with a third party to develop the source codes for Interplanner.com and we launched this web site in November 1999. Since that time, we have entered into various agreements with third parties for the content which is available on the site. In December 1999, we acquired certain assets of Starting Point, L.L.C., including its rights under various contracts. In February 2000, we began the process of rebranding and enhancing the site with the formal rollout of its new name, MyStartingPoint.com. Finally, in February 2000 we also formed InternetChic Marketing. Consistent with our business model, since February 1999 we have also made investments in two Internet companies, The BigHub.com, Inc. and Focalex, Inc.

         Our operations to date have primarily been funded through the private placement of securities and a loan from one of our shareholders. During fiscal 1999 we sold an aggregate of 5,230,000 shares of our common stock in two private placements, and we received aggregate gross proceeds of approximately $722,170. During fiscal 1999 one of our shareholders provided cash advances to us to meet our operational needs. These advances, net of repayments of $10,000, totaled approximately $797,941 at December 31, 1999.

         During fiscal 2000 we will be required to make various capital expenditures to continue the development of our subsidiaries' operations, and we will be required to hire additional employees. As of the date of this annual report, we estimate the total costs of these capital expenditures during fiscal 2000 will be approximately $3 million to $5 million. While we anticipate that we will begin receiving revenues from our operations during the second quarter of fiscal 2000, we will also be required to raise additional capital during the next 12 months to satisfy our cash requirements. Other than capital which is available to us if we elect to begin liquidating our investment in The BigHub.com, Inc., we currently have no source for additional capital. We will in all likelihood seek to raise additional capital through the sale of equity securities. At this time, however, we have no agreements or understanding with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. In that event, we may be forced to begin to liquidate our investment in The BigHub.com, Inc. at a time when the capital markets are volatile and the stock price of The BigHub.com is lower than in recent months.

Item 7.           Financial Statements

         Our financial statements are contained in pages F-1 through F-16 which are included later in this annual report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, positions with Techlabs and ages of our executive officers and directors. Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by our board or directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board. There are no family relationships between any officer or director.

         Name             Age                        Position
         ----             ---                        --------

Thomas J. Taule            30          Chairman of the Board, President and
                                       CEO
Barry A. Rothman           45          Executive Vice President and Secretary
Mitch Petchenik            47          Vice President of Business
                                       Development
Michael P. Clark           39          Vice President of Project Development

         Thomas J. Taule. Mr. Taule has been chairman of the board since May 1999 and president and CEO since April 2000. From August 1998 until November 1999, Mr. Taule was vice president of operations of iSleuth.com. Inc. and from February 1995 to August 1998 Mr. Taule served as chairman of the board, president and CEO of Coordinated HealthCare, Inc., the predecessor of the BigHub.com. Mr. Taule received a B.A. in Criminal Justice from Florida Atlantic University.

         Barry A. Rothman. Mr. Rothman has been our executive vice president and secretary since April 2000. Since May 1996 when he founded the company, Mr. Rothman has been the president of B. Alan Associates, Inc. and from February 1992 to May 1996 he was vice president of Greenstone Roberts Advertising. Mr. Rothman received a B.A. from Union College.

         Mitch Petchenik. Mr. Petchenik has been vice president of business development since May 1999. From April 1998 until April 1999, Mr. Petchenik was vice president of business development for iSleuth.com, Inc., and from February 1997 until April 1998 he was director of interactive services for Remy Publishing. From June 1995 until February 1997 Mr. Petchenik was director of advertising for the Food and Drink Network. Mr. Petchenik received a Masters of Fine Arts from the Generative Systems School of the Art Institute of Chicago and a Bachelors of Fine Arts in Photographic Illustration from the Rochester Institute of Technology.

         Michael P. Clark. Mr. Clark has been vice president of project development since May 1999. Since joining Techlabs, Mr. Clark has been charged with the initial and ongoing development of Interplanner.com, as well as the overhaul of the recently acquired MyStartingPoint.com search engine portal. From April 1998 until May 1999, Mr. Clark was manager of webmaster relations for Cyber Entertainment, and from June 1997 until April 1998 he was president of SpiceWeb. From June 1996 until June 1997, Mr. Clark was vice president of operations for Studio One Marketing, and from May 1995 until June 1996 he was self-employed as an Internet consultant. Mr. Clark attended Broward Community College.

Compliance With Section 16(a) of the Exchange Act

         We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in September 1999. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 1999 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 1999, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1999, other than Messrs. Petchenik and Clark. We have been advised by each of Messrs. Petchenik and Clark that they will file these delinquent reports as soon as practicable.

Item 10.          Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our chief executive officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                   Long - Term
                                  Annual Compensation                     Compensation Awards
                                  -------------------                     -------------------
Name and                                                Other Annual      Restricted  Options/          All Other
Principal Position        Year    Salary       Bonus    Compensation      Stk Awds    SARs(#)    LTIP     Compen.
------------------        ----    ------       -----    ------------      --------    -------    ----     -------
Thomas J. Taule,           1998     -0-         -0-      -0-               -0-         -0-      -0-      -0-
chairman and CEO           1999     -0-         -0-      $118,500(1)       -0-         -0-      -0-      -0-

(1) Represents the value attributed to common stock issued to Mr. Taule as compensation.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

                                                             Individual Grants
                                                             -----------------
                           No. of Securities         % of Total Options
                           Underlying                Granted to Employees               Exercise         Expiration
Name                       Options Granted           in Fiscal Year                     Price               Date
-------------------------------------------------------------------------------------------------------------------
Thomas J. Taule            150,000                   150,000                            $ 2.63         November 2002


           AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

                                                               No. of Securities
                                                              Underlying Options                Value of Unexercised
                                                                  Options at                   In-the-Money options at
                                 Shares                        December 31, 1999                 December 31, 1999(1)
                               Acquired on      Value     ----------------------------        --------------------------
Name                            Exercise       Realized   Exercisable    Unexercisable        Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------------------------

Thomas J. Taule                     -0-         -0-          -0-               -0-              -0-               -0-

Stock Option Plan

         In October 1999, we adopted a stock incentive plan, the Techlabs Inc. Stock Incentive Plan (the "Plan"). The purpose of the Plan was to promote our long-term success and the creation of shareholder value by encouraging employees, directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of employees, outside directors and consultants and linking those individuals directly to shareholder interests through increased stock ownership.

         Initially we reserved an aggregate of 1,500,000 shares of our common stock for issuance pursuant to options granted under the Plan ("Plan Options"). This amount is subject to increase on January 1 of each year by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of April 10, 2000, an aggregate of 250,000 options all at an exercise prices ranging from $2.37 to $2.63 per share have been granted under the Plan. A compensation committee consisting of two or more outside directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. Because we do not have any outside directors at this time, the Plan is being administered by the board of directors.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The exercise price of Non-Qualified Options shall not be less than 85% of the fair market value of the underlying shares on the date of the grant. The Plan provides that Options granted to any optionee in any single fiscal year shall not exceed 1,000,000 shares, except that Options granted to a new employee in the fiscal year in which his or her services as an employee first commences shall not cover more than 500,000 shares. The term of each Plan Option and the manner in which it may be exercised is determined by the board of the directors, provided that no Plan Option may be exercisable more than 10 years after the date of its grant.

         The per share exercise price of shares granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         As of April 12, 2000, there are 7,355,000 shares of our common stock and 9,000,000 shares of our Class A Special Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, and each share of Class A Special Preferred Stock is entitled to three votes, on all matters submitted to our shareholders for a vote and the shares vote together as one class. The following table sets forth, as of the close of business on April 12, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock and (b) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days of April 12, 2000 through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 3435 Galt Ocean Drive, Fort Lauderdale, Florida 33308.

Class A Special Preferred Stock
-------------------------------

Name and                                Amount of                     Percentage
Address of                              Beneficial                      of
of Beneficial Owner                     Ownership of Stock              Class
-------------------                     ------------------              -----

Thomas J. Taule                         4,500,000                       50%
Barry A. Rothman                                0                        -
Mitchell Petchenik                              0                        -
Michael Clark                                   0                        -
Yucatan Holding Company                 4,500,000                       50%
All officers and directors
as a group (four persons)               4,500,000                       50%

Common Stock
------------

Name and                                    Amount of                Percentage
Address of                                  Beneficial                   of
of Beneficial Owner                     Ownership of Stock             Class
-------------------                     ------------------             -----

Thomas J. Taule                           900,000                      12,0%
Barry A. Rothman                           25,000                         *
Mitchell Petchenik                         50,000                         *
Michael Clark                              50,000                         *
Nomad Investment Group                    733,334                      10.0%
Pegasus International Holdings            550,000                       7.5%
Strategic Holdings Inc.                   833,333                      11.3%
Upside Investments Inc.                   615,000                       8.4%
Yucatan Holding Company                   750,000                      10.2%
All officers and directors
as a group (four persons)               1,025,000                      13.5%

----------
*        represents less than 1%

In the foregoing table:

         - Mr. Taule's holdings include options to purchase 150,000 shares of our common stock at $2.63 per share which have been granted under our stock incentive plan,

         - Mr. Petchenik's holdings include options to purchase 50,000 shares of our common stock at $2.37 per share which have been granted under our stock incentive plan,

         - Mr. Clark's holdings include options to purchase 50,000 shares of our common stock at $2.37 per share which have been granted under our stock incentive plan,

         - Nomad Investment Group's address is 3116 North Federal Highway, Lighthouse Point, Florida 33064,

         - Pegasus International Holding's address is Post Office Box 7073, Delray Beach, Florida 33445,

         - Strategic Holding Inc.'s address is 16 Portside Lane, Fort Lauderdale, Florida 33064,

         - Upside Investment Inc.'s address is 1570 Madruga Avenue, Coral Gables, Florida 33146,

         - Yucatan Holding Company's address is 3003 Keller Bend Road, Knoxville, Tennessee 37922.

Item 12.          Certain Relationships and Related Transactions

         During fiscal 1999, Yucatan Holding Company, one of our shareholders, provided cash advances to us to meet our operational needs. These advances, net of repayments, totaled approximately $797,941 at December 31, 1999.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit                    Description of Document
-------                    -----------------------
3(i)                       Articles of Incorporation, as amended (1)
3(ii)                      Bylaws (1)
10(i)                      Agreement for Purchase and Sale of Assets
                           dated December 7, 1999 by and between Starting
                           Point, L.L.C., Yesmail.com, Inc. and Techlabs, Inc.
10(ii)                     Agreement for shares of iSleuth.com, Inc. (1)
10(iii)                    Stock Incentive Plan (2)
22                         Subsidiaries of the registrant (1)
27.1                       Financial Data Schedule
27.2                       Financial Data Schedule


(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No.

         000-26233, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-30124, as filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techlabs, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Techlabs, Inc.
                                         By: /s/ Thomas J. Taule
                                            --------------------
                                         President, Chief Executive Officer,
                                         Chairman of the Board and principal
                                         financial officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
 /s Thomas J. Taule                              President, Chief                            April 12, 2000
------------------------------                   Executive Officer and
Thomas J. Taule                                  Chairman of the Board


 /s/ Barry A. Rothman                            Executive Vice President                    April 12, 2000
---------------------------                      and director
Barry A. Rothman


/s/ Mitchell Petchenik                           Vice President of Business                  April 12, 2000
----------------------                           Development
Mitchell Petchenik

 /s/ Michael Clark                               Vice President of Project                   April 12, 2000
-----------------------------                    Development
Michael Clark

================================================================================

                                 Techlabs, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                           December 31, 1999 and 1998

================================================================================








CONTENTS                                                                  Page

Financial Statements:

    Report of Independent Auditors                                          2
    Consolidated Balance Sheets                                             3
    Consolidated Statements of Operations                                   4
    Consolidated Statements of Changes in Stockholder's Equity              5
    Consolidated Statements of Cash Flows                                   6
    Notes to Consolidated Financial Statements                              7

                                               REEL & SWAFFORD, PLLC
                                           Certified Public Accountants


Office Address                                                                                              Mailing Address
2611 Emoriland Blvd.                 American Institute of Certified Public Accountants                    P. O. Box  27599
Knoxville, Tennessee  37917                     SEC Practice Section - AICPA                      Knoxville, TN  37917-7599
(865) 637-7196 Telephone              Tennessee Society of Certified Public Accountants            (865) 637-6437 Facsimile

                         Report of Independent Auditors


     To the Board of Directors and Stockholders
     Techlabs, Inc.
     Fort Lauderdale, Florida

     We have audited the accompanying consolidated balance sheets of Techlabs, Inc. (A Development Stage Company, formerly Coordinated Physician Services, Inc.) and its Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the periods from May 26, 1998 (inception) to December 31, 1998, and inception to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Techlabs, Inc. and its Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and for the periods from May 26, 1998 (inception) to December 31, 1998, and inception to December 31, 1999 in conformity with generally accepted accounting principles.



     Reel & Swafford, PLLC

     Certified Public Accountants

     Knoxville, Tennessee
     February 17, 2000


================================================================================================================

                                 Techlabs, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

================================================================================================================

                                                                                   1999               1998
                                                                             -----------------    --------------
ASSETS

Current Assets
    Cash                                                                     $              -     $      15,000
    Prepaid Expenses                                                                   75,000                 -
    Marketable equity securities                                                    3,130,000                 -
                                                                             -----------------    --------------

                                                     Total Current Assets           3,205,000            15,000

Property and  Equipment                                                             1,112,218                 -

Intangible and Other Assets
    Deposits and other                                                                  5,503            11,849
    Investment securities                                                              50,000                 -
    Intangibles (Note 5)                                                            1,000,000                 -
                                                                             -----------------    --------------

                                                             Total Assets    $      5,372,721     $      26,849
                                                                             =================    ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                         $        261,805     $         849
    Due to stockholders                                                               697,941                 -
    Due to officer                                                                     35,000                 -
                                                                             -----------------    --------------
                                                        Total Liabilities             994,746               849

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 shares
       authorized, 9,000,000 shares issued and outstanding)                             9,000                 -
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 7,335,000 shares issued and outstanding)                             7,335             1,100
    Additional paid-in capital                                                      4,639,335            24,900
    Deficit accumulated in the development stage                                     (277,695)                -
                                                                             -----------------    --------------

                                               Total Stockholders' Equity           4,377,975            26,000
                                                                             -----------------    --------------

                                                                             $      5,372,721     $      26,849
                                                                             =================    ==============



The accompanying notes are an integral part of these financial statements.


======================================================================================================================

                                 Techlabs, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
         Year Ended December 31, 1999 and the Periods from May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

======================================================================================================================

                                                                             Year Ended, and           Inception to
                                                                           From Inception to,          December 31,
                                                                            December 31, 1999              1998
                                                                        --------------------------   -----------------
Revenue
   Net revenues                                                             $          1,675         $              -

Operating Expenses
   Cost of revenues                                                                   40,412                        -
   Other general and administrative                                                  480,109                        -
                                                                            -----------------        -----------------
                                                   Total operating expenses          520,521                        -
                                                                            -----------------        -----------------

Operating loss                                                                      (518,846)                       -

Other Income (Expense)
   Unrealized gain on trading securities                                             253,000                        -
                                                                            -----------------        -----------------

Loss before provision for income taxes and cumulative
    effect of change in accounting principle                                        (265,846)                       -

Provision for income taxes                                                                 -                        -
                                                                            -----------------        -----------------

Loss before cumulative effect of
    change in accounting principle                                                  (265,846)                       -

Cumulative effect of change in accounting principle                                  (11,849)                       -
                                                                            -----------------        -----------------

                          Net income (loss) and comprehensive income (loss) $        (277,695)       $         -
                                                                            =================        =================

Earnings per share:
  Basic and diluted
    Before cumulative effect of change in accounting principle              $          (0.04)        $           0.00
                                                                            =================        =================
Net income (loss) and comprehensive income
         (loss) per common share                                            $          (0.04)        $           0.00
                                                                            =================        =================

Basic and diluted weighted average shares outstanding                              6,636,110                3,553,208


The accompanying notes are an integral part of these financial statements.

==================================================================================================================

                                 Techlabs, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Equity
                Year Ended December 31, 1999 and the Period From
                  May 26, 1998 (Inception) to December 31, 1998

==================================================================================================================


                                                Preferred Stock             Common Stock             Additional
                                           --------------------------- --------------------------     Paid-In
                                              Shares         Amount      Shares          Amount        Capital
                                           -----------   ------------- ------------   -----------  --------------
Balance, May 26, 1998                               -    $          -            -    $        -   $            -

Initial capitalization of the Company                                    1,000,000         1,000

December, 1998, sale of stock
    through private offering                                               100,000           100           24,900

Net income and comprehensive
     income
                                           -----------   ------------- ------------   -----------  ---------------

Balance, December 31, 1998                          -    $          -    1,100,000    $    1,100   $       24,900

Feburary, 1999:
    Issuance of restricted shares
       to founders for $1,500 cash
       and for services of $118,500.                                     1,500,000         1,500          118,500
    Conversion of common
       shares into preferred shares         9,000,000           9,000   (1,000,000)       (1,000)          (8,000)

Issuance of shares under private
    placement offerings -
       March 1999, at $.10 per share
           net of offering costs of $7,830                               5,000,000         5,000          487,170
       April 1999, at $1.00 per share                                      230,000           230          229,770

April, 1999 issuance of:
    Restricted shares for services                                           5,000             5           37,495
    Shares for investment securities                                       250,000           250        2,249,750

December, 1999:
    Shares issued in acquisition of
       Starting Point assets                                               250,000           250        1,499,750

Net loss and comprehensive loss
                                           -----------   ------------- ------------   -----------  ---------------

Balance, December 31, 1999                  9,000,000    $      9,000    7,335,000    $    7,335   $    4,639,335
                                           ===========   ============= ============   ===========  ===============

(RESTUBBED TABLE)
                                                    Deficit
                                                Accumulated in
                                                The Development
                                                     Stage             Total
                                             ------------------   --------------

Balance, May 26, 1998                       $               -     $           -

Initial capitalization of the Company                                     1,000

December, 1998, sale of stock
    through private offering                                             25,000

Net income and comprehensive
     income                                                 -                 -
                                            ------------------    --------------

Balance, December 31, 1998                  $               -     $      26,000

Feburary, 1999:
    Issuance of restricted shares
       to founders for $1,500 cash
       and for services of $118,500.                                    120,000
    Conversion of common
       shares into preferred shares                                           -

Issuance of shares under private
    placement offerings -
       March 1999, at $.10 per share
           net of offering costs of $7,830                              492,170
       April 1999, at $1.00 per share                                   230,000

April, 1999 issuance of:
    Restricted shares for services                                       37,500
    Shares for investment securities                                  2,250,000

December, 1999:
    Shares issued in acquisition of
       Starting Point assets                                          1,500,000

Net loss and comprehensive loss                      (277,695)         (277,695)
                                            ------------------    --------------

Balance, December 31, 1999                  $        (277,695)    $   4,377,975
                                            ==================    ==============

The accompanying notes are an integral part of these financial statements


===========================================================================================================================

                                 Techlabs, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
         Year Ended December 31, 1999 and the Periods from May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

===========================================================================================================================

                                                                                        Inception to        Inception to
                                                                                          December 31,      December 31,
                                                                          1999              1998                1999
                                                                     ---------------    --------------    -----------------
Operating Activities
     Net (loss) income                                               $     (277,695)    $           -     $       (277,695)
     Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities
         Unrealized gain on securities                                     (253,000)                -             (253,000)
         Cumulative effect of change in accounting principle                 11,849                 -               11,849
         Common stock issued for services                                   156,000                 -              156,000
         Changes in operating assets and liabilities:
             Increase in prepaid expenses                                   (75,000)                -              (75,000)
             Increase in accounts payable                                   260,956               849              261,805
                                                                     ---------------    --------------    -----------------
       Net Cash (Used in) Provided by Operating Activities                  (176,890)             849        (176,041)

Investing Activities
     Web site development costs                                            (612,218)                -             (612,218)
     Purchase of marketable equity securities                              (677,000)                -             (677,000)
     Deposits                                                                (5,503)                -               (5,503)
     Incurrence of organization costs                                             -           (11,849)             (11,849)
                                                                     ---------------    --------------    -----------------
                               Net Cash Used in Investing Activities     (1,294,721)          (11,849)          (1,306,570)

Financing Activities
     Advances from stockholders                                             707,941                 -              707,941
     Repayments to stockholders                                             (10,000)                -              (10,000)
     Advances from officer                                                   35,000                 -               35,000
     Proceeds from sale of stock                                            723,670            26,000              749,670
                                                                     ---------------    --------------    -----------------
                           Net Cash Provided by Financing Activities      1,456,611            26,000            1,482,611
                                                                     ---------------    --------------    -----------------

                                 Change in Cash and Cash Equivalents        (15,000)           15,000                    -

Cash and cash equivalents, beginning of period                               15,000                 -                    -
                                                                     ---------------    --------------    -----------------

Cash and cash equivalents, end of period                             $            -     $      15,000     $              -
                                                                     ===============    ==============    =================

The accompanying notes are an integral part of these financial statements.

================================================================================

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================

Note 1 - Significant Accounting Policies

Business Techlabs, Inc. (a Development Stage Company and formerly Coordinated Physician Services, Inc. ) was organized under the laws of the State of Florida on May 26, 1998. Techlabs, Inc. ("Techlabs" or the "Company") is in the business of developing, acquiring and operating internet and fulfillment services companies whose products and services are focused on the Internet. The Company's approach to accomplishing its goals is predominantly through investments in or marketing alliances with other Internet companies that have demonstrated synergism with Techlab's core business. To a lesser extent, the Company will also effect strategies via the internal development and operation of majority owned subsidiaries. Through its wholly owned subsidiary, the Company has an on-line calendar site (www.interplanner.com) which was operating in Beta version at December 31, 1999. The Company continues to develop and enhance this site.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Interplanner.com, Inc. All material intercompany transactions have been eliminated.

Revenue Recognition. The Company's revenues derive primarily from the delivery of advertising impressions through its own or third party web-sites. Revenue is recognized in the period the impressions are delivered.

Property and Equipment. Property and equipment at December 31, 1999 consists principally of web-sites and related costs. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of subsidiaries acquired. During this review, the Company reevaluates the significant assumptions used in assessing the carrying cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether any adjustment is then required for permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition.

Intangibles. Intangible assets consist of domain names, trade names and contracts related to a purchased internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful lives of the related assets.

Investment Securities. Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities.

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 1 - Significant Accounting Policies (continued)

Investment Securities-continued. Investments for which there is no readily determinable market value are included on the accompanying December 31, 1999 balance sheet among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

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

Management determines the appropriate classification of marketable investment securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. Trading securities, consisting primarily of actively trading equity securities, are stated at fair value. For valuing trading securities with temporary restrictions, management considers the effects on quoted market prices of the temporary restrictions in light of the volatility in prices of the specific security. Realized and unrealized gains and losses are included in income.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and those differences could be material.

Cash and Cash Equivalents. The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible to cash without significant loss or penalty to be cash equivalents. Balances of cash and cash equivalents in financial institutions may at times exceed the government insured limits.

Stock Based Compensation. The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, the Company recognizes as a cost or expense, the fair value of stock awards and options to non-employees at the date of grant.

The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 (APB 25) in measuring equity transactions with employees. Under APB 25, compensation cost for equity

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 1 - Significant Accounting Policies (continued)

Stock Based Compensation-continued. Transactions with employees is recognized only to the extent the fair value of the equity instrument at the award date exceeds the exercise price the employee is required to pay.

Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Deferred income taxes arise primarily from differences in the methods of accounting for net operating loss carryforwards and the change in unrealized holding gains on trading securities for book and tax purposes. Unrealized gains are included in income for book purposes, but for income tax purposes such gains are included in taxable income only upon realization.

Earnings Per Share. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding during the year, whereas diluted EPS also gives effect to all dilutive potential common shares, if any, that were outstanding during the period. At the date of these financial statements, all of the Company's contingent shares were anti-dilutive.

Comprehensive Income. From the date of inception, May 26, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. SFAS 130 only requires additional disclosures in financial statements and it does not affect the Company's financial position or results of operations. The Company does not have any components affecting comprehensive income in these consolidated financial statements.

Recent Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 (SFAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because it does not currently invest in derivative financial instruments or engage in hedging activities, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

The Company has adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company has capitalized

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 1 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements-continued. External costs incurred in 1999 of $612,218 to acquire and develop customized software and an internet web-site for internal use.

The Company has adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company does not have any reportable segments.

Note 2 - Cumulative Effect of Change in Accounting Principle

Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, is effective for the Company in 1999. Adoption of SOP 98-5 in 1999 required the Company to write-off costs of $11,849 capitalized in 1998 associated with start-up activities. In accordance with the requirements of SOP 98-5, the Company has reported the effects of applying SOP 98-5 as a cumulative effect of a change in accounting principles in its 1999 financial statements.

Note 3 - Statement of Cash Flows Supplemental Disclosure

The Company paid no interest or income taxes during the years ended December 31, 1999 and 1998. The following transactions not affecting cash occurred in 1999:

   (a) The Company issued 1,500,000 shares of its restricted common stock as founders' stock, valued at $120,000, of which $118,500 was non-cash compensation for services.
   (b) The Company issued 5,000 shares of its restricted common stock, valued at $37,500, for services.
   (c) The Company issued 250,000 shares of its common stock valued at $2,250,000 as discussed in Note 4.
   (d) The Company issued 250,000 shares of its common stock valued at $1,500,000 in connection with the acquisition of certain assets (Note 5).

Note 4 - Investment Securities

In April 1999, the Company purchased 1,000,000 of preferred stock in TheBigHub.com, Inc. for $627,000 in cash. In addition, the Company issued 250,000 shares of its common stock valued at $2,250,000 primarily in consideration for the conversion of the preferred stock for an equal number of shares of TheBigHub.com, Inc. common stock. Additionally the Company entered into a marketing alliance with the Big Hub.com.

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 4 - Investment Securities (continued)

These marketable equity securities contain legal restrictions which begin lapsing in April 2000 and limit the number of shares that may be disposed of at any one time by the Company. Management's intent is to liquidate its position in these securities in the near term. Accordingly, these securities are classified as trading securities and are comprised as follows:

Among Current Assets:
      Trading securities:
                   Marketable equity securities, at cost                      $    2,877,000
                   Gross unrealized gains                                            253,000
                                                                              ---------------

      Marketable equity securities, at fair value                             $    3,130,000
                                                                              ===============

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a nonpublic company. The investment was recorded at cost and is included in the balance sheet at December 31, 1999 in other assets.

Note 5 - Acquisition of Assets of Starting Point, LLC

In December 1999, the Company completed its purchase of certain assets of Starting Point, LLC, from its parent company, Yesmail.com, Inc. (Yesmail), in exchange for 250,000 shares of the Company's restricted common stock. The purchased assets consist principally of search engine technologies, domain names, trade names and contracts related to Starting Point's web portal site and meta-search technology. As part of the purchase agreement, the Company guaranteed the value of its shares issued to Yesmail would have a minimum value of $1.5 million one year after the date of the transaction (Note 7).

The purchase price of $1,500,000 was allocated $500,000 to the web-site and $1,000,000 to intangibles consisting principally of domain names, trade names and contracts. Depreciation and amortization will commence once the related assets are placed into commercial service.

Note 6 - Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at December 31, 1999 are as follows:

      Deferred tax asset:
          Net operating loss carryforward                                     $      201,664
      Deferred tax liability:
          Unrealized holding gain on trading securities                              (96,139)
                                                                              ---------------
                                                                                     105,525
                   Less valuation allowance:                                        (105,525)
                                                                              ---------------
                   Total deferred tax assets                                  $            -
                                                                              ===============

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 6 - Income Taxes (continued)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the application of state income taxes, net of the effect of federal taxes and the establishment of a valuation allowance as follows:

          Computed tax benefit at federal statutory rate:                     $       94,416
          State income tax benefit, net of federal effect                             11,109
                                                                              ---------------
                       Total tax expense                                             105,525
          Valuation allowance                                                       (105,525)
                                                                              ---------------
                                                                              $            -
                                                                              ===============

As of December 31, 1999, the Company had available net operating loss carryforwards of approximately $530,000 for federal and state income tax reporting purposes. The carryforwards expire in 2019.

Note 7 - Commitments and Contingencies

As discussed at Note 5, the Company acquired certain assets ("assets") in exchange for 250,000 shares of its restricted common stock. These shares carry with them "piggyback" registration rights. Additionally, the Company has guaranteed a minimum value of $1,500,000 for the 250,000 shares given in exchange for the assets, such value to be determined as of the close of trading one year from the date of the acquisition on December 7, 1999. Any deficiency in the price of the Company's common stock is to be satisfied through the issuance of additional shares. The closing price of the Company's stock at December 31, 1999 was 3 3/16 indicating a deficiency of approximately $703,000 between the guaranteed value and the value of the stock given at the transaction date.

The Company has entered into lease agreements for equipment and for its offices. Its equipment lease is for a term of twelve months and calls for monthly payments of approximately $1,300. At the end of the lease, the Company has the option to purchase the equipment at its fair market value. In 1999, $6,500 attributable to this lease was included among cost of revenues.

The Company leases its headquarters under a three year lease, dated August 1999, calling for annual payments totaling $25,200 in the first year and increasing annually by 5% at the commencement of each of the second and third years. Net of reimbursements under an informal office-sharing arrangement, office rent of approximately $7,600 was included among cost of revenues in 1999.

Note 8 - Related Party Transactions

During 1999 certain stockholders in the Company provided cash advances to meet the Company's operational needs. These advances, net of repayments of $10,000, totaled $697,941 at December 31, 1999 and are included in the balance sheet under the caption "Due to stockholders."

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 8 - Related Party Transactions (continued)

Advances of from an officer of the Company totaled $35,000 at December 31, 1999.

Note 9 - Stockholders' Equity

Techlabs is authorized to issue up to 50,000,000 of $.001 par value common stock of which 7,085,000 shares are issued and outstanding at December 31, 1999. In addition, Techlabs capital structure includes classes of preferred stock as discussed below.

   On February 24, 1999, the Company amended its Articles of Incorporation to reduce authorization of the Company's $.001 par value preferred stock from 20,000,000 to 10,000,000 shares and provided authorization for 25,000,000 shares of $.001 par value special preferred stock. Of the 25,000,000 authorized shares of special preferred stock, 12,500,000 shares were designated as Class A special preferred stock.

   The participation rights of the Company's preferred stock in any dividends or liquidation proceeds are limited to one percent. Each share of preferred stock receives one vote in stockholder voting matters. At the option of the Company, the preferred stock may be redeemed in the Company's common shares at an exchange rate of one share of common stock for each share of preferred stock. At December 31, 1999, there were no shares of this class outstanding.

   The Class A special preferred stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A special preferred stock receives three votes in stockholder voting matters. Dividend and redemption features are determinable at the discretion of the board of directors. At December 31, 1999, there were 9,000,000 shares of this class outstanding, and no dividends have been declared.

As part of the Company's strategy to protect it from unsolicited takeover attempts and to preserve its management team, it implemented the following equity transactions involving founders, officers, and directors:

   Issuance of 1,500,000 shares of common stock valued at $.08 per share and subject to continuing legal restrictions to its founders, including 750,000 shares to an officer. Cash proceeds from the issuance of these shares were $1,500 and the Company recognized expense of $118,500 for the balance.

   Conversion of 1,000,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================

Note 9 - Stockholders' Equity (continued)

During the year ended December 31, 1999, the Company sold in a private placement exempt from registration, 1,500,000 shares of common stock at $.10 per share. Available with these shares were options to purchase an additional 3,500,000 shares also at a purchase price of $.10 per share. These options were later exercised, resulting in aggregate proceeds to the Company from the two blocks of $492,170. In addition, the Company sold 230,000 shares of common stock at $1 per share in a private placement exempt from registration resulting in proceeds of $230,000 to the Company.

In late March 1999, the Company's common shares began trading in the over-the-counter market. On April 27, 1999 when the Company's common shares were trading at a price of $9.00 per share, it issued 250,000 shares valued at $2,250,000 in connection with the acquisition of an investment in marketable securities of an internet company as disclosed in Note 4.

On December 7, 1999 when the Company's common shares were trading at a price of $2.875 per share, it agreed to issue 250,000 shares valued at $718,750 in connection with an asset acquisition. The Company remains contingently liable for the issuance of additional shares as discussed in Notes 5 and 7.

During 1999, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) and nonqualified stock options (NSOs) may be granted to the Company's officers, employees and outside consultants for the purchase of up to 1,500,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs and NSOs shall be not less than 100% and 85%, respectively, of the fair market value of the Company's common stock at grant date.

In November, the Company issued to its employees ISOs to purchase 275,000 shares of the Company's common stock at exercise prices ranging from $2.37 to $2.63 per share. These options are immediately vested and are exercisable through November, 2009.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the employee option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                      Inception to
                                                                                  1999              December 31,1999
                                                                           ------------------    --------------------
      Net income (loss) - as reported                                      $        (277,695)    $          (277,695)
      Net income (loss) - pro forma                                                 (653,520)               (653,520)
      Earnings (loss) per share - as reported                              $           (0.04)    $             (0.04)
      Earnings (loss) per share - pro forma                                            (0.10)                  (0.10)

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 9 - Stockholders' Equity (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: 110% volatility, expected life of the options of two years, zero dividend yield, and risk-free interest rate of 6.00%.

Information regarding the option plan for 1999 is as follows:


                                                           Weighted Average
                                           Shares           Exercise Price
                                       ----------------   -------------------
      Options outstanding,
          beginning of year                          -     $           n/a
      Options canceled                               -                 n/a
      Options exercised                              -                 n/a
      Options granted                          275,000     $          2.51
                                       ----------------
      Options outstanding,
           end of year                         275,000     $          2.51
                                       ================

      Options exercisable,
           end of year                         275,000     $          2.51
                                       ================

      Option price range,
          end of year                   $2.37 to $2.63
      Option price range for
          exercised shares                         n/a
      Options available for
          grant at end of year               1,225,000
      Weighted average fair
          value of options granted
          during the year               $         1.37


The weighted average grant date fair value of options granted during 1999, all of whose exercise prices equaled or exceeded market value of the stock at date of grant, is $375,825, and the weighted average remaining contractual life for both options outstanding and options exercisable at December 31, 1999 was approximately ten years.

================================================================================

                                 Techlabs, Inc.
             Notes to Consolidated Financial Statements (Continued)
         Year Ended December 31, 1999 and the Periods From May 26, 1998
       (Inception) to December 31, 1998 and Inception to December 31, 1999

================================================================================


Note 10 - Fair Value of Financial Instruments

The fair values of securities and options granted and the methods and assumptions used to determine those values are disclosed in Notes 1, 4 and 9.

The recorded amounts of cash equivalents, receivables, stockholder and officer advances and accounts payable approximate their fair market values at the date of these financial statements. The Company has no investments in derivative financial instruments.

                                 TECHLABS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                INDEX TO EXHIBITS

Exhibit                    Description of Document
-------                    -----------------------

10(i)                      Agreement for Purchase and Sale of Assets
                           dated December 7, 1999 by and between Starting
                           Point, L.L.C., Yesmail.com, Inc. and Techlabs, Inc.
27                         Financial Data Schedule