Form 10QSB
period 2000-03-31
TECHLABS INC
filed 2000-05-22
CIK 1082530

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


         (x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________ to ________

Commission file number 000-26233

                                 Techlabs, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                      -------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0843965
                      ------------------------------------
                        (IRS Employer Identification No.)

              3435 Galt Ocean Drive, Fort Lauderdale, Florida 33308
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-630-0027
                          -----------------------------
                           (Issuer's telephone number)

                                 Not applicable
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or

15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( ).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 17, 2000, the registrant had issued and outstanding 7,670,000 shares of common stock.

         Transitional Small Business Disclosure Format (check one). Yes ( )
No (x)

         This discussion in this quarterly report regarding Techlabs and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this Quarterly Report on Form 10-QSB, "Techlabs", "we," "our," and "us" refers to Techlabs Inc. and our subsidiaries Interplanner.com, Inc. ("Interplanner"), StartingPoint.com, Inc. ("MyStartingPoint"), InternetChic Marketing, Inc. ("InternetChic Marketing"), Tech Capital, Inc. ("Tech Capital") and Tech Investments, Inc. ("Tech Investments").

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page Number
                                                                                        -----------
Consolidated Balance Sheets at March 31, 2000 (unaudited)
         and December 31, 1999                                                               2

Consolidated Statements of Operations for the three months
         ended March 31, 2000 (unaudited) and 1999 (unaudited)                               3

Consolidated Statements of Changes in Stockholders' Equity                                   4

Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 (unaudited) and 1999 (unaudited)                               5

Notes to Consolidated Financial Statements (unaudited)                                       6


                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                 (UNAUDITED)
                                                                                                  March 31,             December 31,
                                                                                                     2000                   1999
                                                                                                 ------------           ------------
ASSETS

Current Assets
    Cash                                                                                           $     2,538          $      --
    Prepaid Expenses                                                                                    56,250               75,000
    Marketable equity securities                                                                     3,000,000            3,130,000
                                                                                                   -----------          -----------
                                                     Total Current Assets                            3,058,788            3,205,000

Property and  Equipment                                                                              1,119,251            1,112,218

Intangible and Other Assets
    Deposits and other                                                                                   5,503                5,503
    Investment securities                                                                               50,000               50,000
    Intangibles (Note 5)                                                                               950,000            1,000,000
                                                                                                   -----------          -----------
                                                             Total Assets                          $ 5,183,542          $ 5,372,721
                                                                                                   ===========          ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                                               $   324,376          $   261,805
    Due to stockholders                                                                                800,941              732,941
                                                                                                   -----------          -----------
                                                        Total Liabilities                            1,125,317              994,746

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 shares
       authorized, 9,000,000 shares issued and outstanding)                                              9,000                9,000
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 7,370,000 shares issued and outstanding)                                              7,370                7,335
    Additional paid-in capital                                                                       4,722,200            4,639,335
    Accumulated deficit                                                                               (597,002)            (277,695)
                                                                                                   -----------          -----------

                                                                                                     4,141,568            4,377,975
    Less: Stockholder note receivable                                                                  (83,343)                   -
                                                                                                   -----------          -----------
                                               Total Stockholders' Equity                            4,058,225            4,377,975
                                                                                                   -----------          -----------
                                                                                                   $ 5,183,542          $ 5,372,721
                                                                                                   ===========          ===========


The accompanying notes are an integral part of these unaudited financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                                            (UNAUDITED)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                     2000                  1999
                                                                                                 ------------           -----------
Revenue
   Net revenues                                                                                  $    12,625            $      --

Operating Expenses
   Cost of revenues                                                                                   31,763                   --
   Other general and administrative                                                                  170,647                150,416
                                                                                                 -----------            -----------
                                    Total operating expenses                                         202,410                150,416
                                                                                                 -----------            -----------

Operating loss                                                                                      (189,785)              (150,416)

Other Income (Expense)
   Interest income                                                                                       478
   Unrealized loss on trading securities                                                            (130,000)                  --
                                                                                                 -----------            -----------
                                    Total other income (expense)                                    (129,522)                     0

Loss before provision for income taxes and cumulative
    effect of change in accounting principle                                                        (319,307)              (150,416)

Provision for income taxes                                                                              --                     --
                                                                                                 -----------            -----------

Loss before cumulative effect of
    change in accounting principle                                                                  (319,307)              (150,416)

Cumulative effect of change in accounting principle                                                     --                  (11,849)
                                                                                                 -----------            -----------

    Net income (loss) and comprehensive income (loss)                                            $  (319,307)              (162,265)
                                                                                                 ===========            ===========

Earnings per share:
  Basic and diluted
    Before cumulative effect of change in
      accounting principle                                                                       $     (0.04)           $     (0.04)
                                                                                                 ===========            ===========
Net income (loss) and comprehensive income
         (loss) per common share                                                                 $     (0.04)           $     (0.04)
                                                                                                 ===========            ===========

Basic and diluted weighted average shares outstanding                                              7,352,308              4,044,444



The accompanying notes are an integral part of these unaudited financial statements.

                         Techlabs, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                                            Preferred Stock       Common Stock       Additional             Stockholder
                                            ---------------    -----------------      Paid-In   Accumulated    Note
                                          Shares      Amount   Shares      Amount     Capital     Deficit    Receivable    Total
                                          ------      ------   ------      ------     -------     -------    ----------    -----

Balance, January 1, 1999, audited               -    $     -   1,100,000  $ 1,100   $   24,900   $       -           -  $    26,000

February, 1999:
    Issuance of restricted shares
       to founders for $1,500 cash
       and $118,500 in compensation.                           1,500,000    1,500     118,500                               120,000
    Conversion of common
       shares into preferred shares     9,000,000      9,000  (1,000,000)  (1,000)     (8,000)                                    0

Issuance of shares under private
    placement offerings -
       March 1999, at $.10 per
           share net of offering
           costs of $7,830                                     5,000,000    5,000     487,170                               492,170
       April 1999, at $1.00 per share                            230,000      230     229,770                               230,000

April, 1999 issuance of:
    Restricted shares for services                                 5,000        5      37,495                                37,500
    Shares for investment securities                             250,000      250   2,249,750                             2,250,000

December, 1999:
       Shares issued in asset
           acquisition                                           250,000      250   1,499,750                             1,500,000

Net loss and comprehensive loss                                                                  (277,695)                 (277,695)
                                        ---------    -------   ---------  -------  -----------  ----------   ---------  -----------
Balance, December 31, 1999              9,000,000      9,000   7,335,000    7,335   4,639,335    (277,695)                4,377,975

Stock options exercised                                           35,000       35      82,865                                82,900

Note receivable from stockholder                                                                               (83,343)     (83,343)

Net loss and comprehensive loss                                                                  (319,307)                 (319,307)
                                        ---------    -------   ---------  -------  -----------  ----------  ----------  -----------
Balance, March 31, 2000, unaudited      9,000,000    $ 9,000   7,370,000  $ 7,370  $ 4,722,200  $ (597,002) $  (83,343) $ 4,058,225
                                        =========    =======   =========  =======  ===========  ==========  ==========  ===========



The accompanying notes are an integral part of these unaudited financial statements

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                         2000                1999
                                                                                                         ----                ----
Operating Activities
     Net loss                                                                                         $(319,307)          $(162,265)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Unrealized loss (gain) on securities                                                           130,000                  --
         Cumulative effect of change in accounting principle                                                 --              11,849
         Common stock issued for compensation                                                                --             118,500
         Amortization and depreciation                                                                   91,667                  --
         Changes in operating assets and liabilities:
             Decrease (increase) in prepaid expenses                                                     18,750                  --
             Increase in other receivable                                                                  (478)            (10,000)
             Increase in accounts payable                                                                62,571                 651

                                                                                                      ---------           ---------
                          Net Cash Used in Operating Activities                                         (16,797)            (41,265)

Investing Activities

     Web site development costs                                                                         (48,700)                 --
     Purchase of marketable equity securities                                                                --                  --
     Deposits                                                                                                --                  --

                                                                                                      ---------           ---------
                          Net Cash Used in Investing Activities                                         (48,700)                  0

Financing Activities

     Advances from stockholders                                                                          68,000                  --
     Repayments to stockholders                                                                              --                  --
     Advances from officer                                                                                   --                  --
     Proceeds from sale of stock                                                                             35             493,670

                                                                                                      ---------           ---------
                      Net Cash Provided by Financing Activities                                          68,035             493,670
                                                                                                      ---------           ---------

                            Change in Cash and Cash Equivalents                                           2,538             452,405

Cash and cash equivalents, beginning of period                                                                0              15,000
                                                                                                      ---------           ---------

Cash and cash equivalents, end of period                                                              $   2,538           $ 467,405
                                                                                                      =========           =========


The accompanying notes are an integral part of these unaudited financial statements.

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies

Business. The accompanying unaudited condensed and consolidated financial statements of Techlabs (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

Basis of Presentation. The consolidated financial statements include the accounts of the Company (formerly a development stage company) and its wholly owned subsidiaries, Interplanner.com, Inc., Starting Point.com, Inc and Internetchic.com, Inc. All material intercompany transactions have been eliminated.

Property and Equipment. Property and equipment at March 31, 2000 consisted principally of web-sites and related costs. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. At March 31, 2000, the Company had capitalized approximately $661,000 in development costs related to Interplanner.com's calendar technology. The Company will begin depreciating the related costs over a three-year period in second quarter of fiscal 2000 pursuant to the Company's full-scale launch of the site. The Company is depreciating the remaining $500,000 related to the purchased assets of Starting Point.com over a three year period and recorded approximately $42,000 and $0 in expense for the three months ended March 31, 2000 and 1999, respectively.

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

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies - (continued)

Intangibles. Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over a five year period. Amortization expense totaled $50,000 and $0, for the three months ended March 31, 2000 and 1999, respectively.

Investment Securities. Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities. Investments for which there is no readily determinable market value are included on the accompanying March 31, 2000 balance sheet among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading or held-to-maturity categories are available- for-sale securities.

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

Recent Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 (SFAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies - (continued)

for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because it does not currently invest in derivative financial instruments or engage in hedging activities, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

The Company has adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company has capitalized external costs incurred at March 31, 2000 of $661,918 to acquire and develop customized software and an Internet web-site for internal use.

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

Note 2 - Cumulative Effect of Change in Accounting Principle

Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, was effective for the Company in 1999. SOP 98-5 required the Company, in 1999, to expense costs capitalized in 1998 associated with start-up activities. Adoption of SOP 98-5 also required the Company to report the effects of applying SOP 98-5 as a cumulative effect of a change in accounting principles in its March 31, 1999 financial statements.

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 3 - Statement of Cash Flows Supplemental Disclosure

During the three months ended March 31, 2000 and 1999, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

     (a) The Company recorded $130,000 in unrealized losses on trading securities during the three months ended March 31, 2000.

     (b) The Company issued 1,500,000 shares of its restricted common stock as founders' stock, valued at $120,000, of which $118,500 was non-cash compensation for services during the three months ended March 31, 1999.

     (c) The Company issued 35,000 shares of its common stock pursuant to the stock option plan to two employees of the Company in exchange for promissory notes totaling $82,865 and cash proceeds of $35.

Note 4 - Investment Securities

In April 1999, the Company purchased 1,000,000 of preferred stock in TheBigHub.com, Inc. for $627,000 in cash. In addition, the Company issued 250,000 shares of its common stock valued at $2,250,000 primarily in consideration for the conversion of the preferred stock for an equal number of shares of TheBigHub.com, Inc. common stock. Additionally the Company entered into a marketing alliance with the BigHub.com.

These marketable equity securities contain legal restrictions which begin lapsing in April 2000 and limit the number of shares that may be disposed of at any one time by the Company. Management's intent is to liquidate its position in these securities in the near term. Accordingly, these securities are classified as trading securities and are comprised as follows:

Among Current Assets:

Trading securities:
               Marketable equity securities, at cost          $ 2,877,000
               Gross unrealized gains                             123,000

Marketable equity securities, at fair value                   $ 3,000,000

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 4 - Investment Securities - (continued)

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a privately held company. The investment was recorded at cost and is included in the balance sheet at March 31, 2000 in other assets.

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

The purchase price of $1,500,000 was allocated $500,000 to the web-site and $1,000,000 to intangibles consisting principally of domain names, trade names and contracts. Depreciation and amortization expense totaling $91,667 was recorded for the three months ended March 31, 2000 related to the purchased assets. During the three months ended March 31, 2000, the Company created a wholly owned subsidiary, Starting Point.com, Inc.

Note 6 - Commitments and Contingencies

As discussed at Note 5, the Company acquired certain assets ("assets") in exchange for 250,000 shares of its restricted common stock. These shares carry with them "piggyback" registration rights. Additionally, the Company has guaranteed a minimum value of $1,500,000 for the 250,000 shares given in exchange for the assets, such value to be determined as of the close of trading one year from the date of the acquisition on December 7, 1999. Any deficiency in the price of the Company's common stock is to be satisfied through the issuance of additional shares. The per share closing price of the Company's stock at March 31, 2000 was $3.5 indicating a deficiency of approximately $625,000 between the guaranteed value and the value of the stock given at the transaction date.

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 7 - Stockholders' Equity

During the three months ended March 31, 2000 the Company issued to two employees 35,000 shares of common stock for $2.37 per share pursuant to the Company's stock option plan. Cash proceeds from the issuance of these shares were $35 and the Company accepted promissory notes totaling $82,865 for the balance.

During the three months ended March 31, 1999 the Company issued to its founders, including 750,000 shares to an officer, 1,500,000 shares of common stock valued at $.08 per share and subject to continuing legal restrictions. Cash proceeds from the issuance of these shares were $1,500 and the Company recognized expense of $118,500 for the balance.

During the three months ended March 31, 1999, the Company sold in a private placement exempt from registration, 1,500,000 shares of common stock at $.10 per share. Available with these shares were options to purchase an additional 3,500,000 shares also at a purchase price of $.10 per share. These options were later exercised, resulting in aggregate proceeds to the Company from the two blocks of $492,170.

Note 8 - Related Party Transactions

During the three months ended March 31, 1999, the Company converted 1,000,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

During the three months ended March 31, 2000, certain stockholders in the Company made cash advances totaling $68,000 in order to meet the Company's operational needs. These advances at March 31, 2000 totaled $765,941 and are included in the balance sheet under the caption "Due to Stockholders".

Note 9 - Subsequent Event

On April 12, 2000, the Company acquired a 25% equity interest in HandRes, Inc. in exchange for 300,000 shares of the Company's restricted common stock. HandRes, Inc. is a developer and provider of Web-based software applications, including reservation and business-related Internet content, targeted to wireless handheld device users.

Item 2.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1999

Net revenues for the quarter ended March 31, 2000 increased $12,625, or 100% from that of the same period of the prior year. Techlabs was still in the development stage during the three months ended March 31, 1999 and reported no revenues. The increase in revenues was solely attributable to advertising revenues generated from MyStartingPoint.com, Inc. and InternetChic Marketing. Additionally, Techlabs expects to complete its full-scale launch of Interplanner.com during the second quarter of fiscal 2000. Techlabs believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities during fiscal 2000. Therefore, as a result of both increased revenues from existing companies and incremental revenues from new acquisitions, we expect to report future revenue growth.

Other general and administrative expenses increased $20,231, or 13% to $170,647 in the first quarter ended March 31, 2000 from $150,416 for the corresponding period in fiscal 1999. Included in other general and administrative expenses at March 31, 1999, is a $118,500 non-cash charge related to stock compensation paid to an officer of Techlabs. Giving effect to this non-cash charge, other general and administrative expenses increased $138,731 in the first quarter of fiscal 2000. A majority of the increase is attributable to amortization of intangibles and depreciation expense related to the purchased assets of MyStartingPoint.com.

Unrealized loss on trading securities was $130,000 for the three months ended March 31, 2000. The loss is a result of the change in the market value at March 31, 2000 compared to December 31, 1999 of Techlabs' investment in the common stock of the BigHub.com. Techlabs did not own shares of the BigHub.com at March 31, 1999.

As a result of all the above, the Company's net loss increased by approximately $157,042 from approximately $162,265 or $(.04) per share for the three months ended March 31, 1999 to approximately $319,307 or $(.04) per share for the three months ended March 31, 2000.

Liquidity and Capital Resources

Working capital at March 31, 2000 decreased $276,783 to $1,933,471 compared to $2,210,254 at December 31, 1999. Approximately $130,000 of the net decrease in working capital is attributable to a decrease in the market value of Techlabs' investment in marketable equity securities of the BigHub.com. Techlabs principal sources of capital during the first three months of fiscal 2000 were from stockholder advances totaling $68,000. Techlabs' principal uses of capital during the first three months of fiscal 2000 were $16,797 for funding of operations, and $48,700 for capitalized web site development costs related to Interplanner.com.

Our operations to date have primarily been funded through the private placement of securities and loans from three of our shareholders. During fiscal 1999 we sold an aggregate of 5,230,000 shares of our common stock in two private placements, and we received aggregate gross proceeds of approximately $722,170. During the first quarter of fiscal 2000 three of our shareholders provided cash advances totaling $68,000 to us to meet our operational needs. These advances, net of repayments of $10,000, totaled approximately $800,941 at March 31, 2000.

During fiscal 2000 we will be required to make various capital expenditures to continue the development of our subsidiaries' operations, and we will be required to hire additional employees. As of the date of this quarterly report, we estimate the total costs of these capital expenditures during fiscal 2000 will be approximately $3 million to $5 million. While we anticipate that we will begin receiving revenues from our operations during the second quarter of fiscal 2000, we will also be required to raise additional capital during the next 12 months to satisfy our cash requirements. Other than capital, which is available to us if we elect to begin liquidating our investment in TheBigHub.com, Inc., we currently have no source for additional capital. We will in all likelihood seek to raise additional capital through the sale of equity securities. At this time, however, we have no agreements or understanding with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. In that event, we may be forced to begin to liquidate our investment in TheBigHub.com, Inc. at a time when the capital markets are volatile and the stock price of The BigHub.com is lower than in recent months.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         None.

Item 2.       Changes in Securities and Use of Proceeds.

         None.

Item 3.       Defaults Upon Senior Securities

         None.

Item 4.       Submission of Matters to a Vote of Security Holders.

         None.

Item 5.       Other Information.

On April 11, 2000, Techlabs purchased 1,250,000 shares of common stock of HandRes, Inc., representing approximately 25% of its outstanding common stock, from a shareholder of that company. As consideration, we issued the seller 300,000 shares of our common stock, which represented approximately 4% of our issued and outstanding stock. HandRes, Inc. granted us certain registration rights covering the 1,250,000 shares of common stock we acquired, and we granted the recipient of the 300,000 shares of our common stock certain registration rights.

HandRes, Inc. is a privately-held company which is a developer and provider of web- based software applications, including reservation and business-related Internet content, targeted to wireless handheld device users.

In connection with Techlabs' acquisition of certain assets of StartingPoint ,L.L.C. from Yesmail.com, Inc. in December 1999, subsequent to the site's acquisition, Techlabs also entered into a three year exclusive Network Partner Agreement with Yesmail.com, Inc. that permits MyStartingPoint to remain a member of the YesMail Network. This agreement provided that we will receive a portion of the net revenue received by Yesmail.com, Inc. from promotional YesMail email campaigns, less certain costs. In April 2000 StartingPoint.com received notice that it had purportedly failed to correct a breach of a material term of the Network Partner Agreement as specified in a prior letter to StartingPoint.com, and that this agreement had been terminated. Management of Techlabs disputes the receipt of any prior notice and is evaluating its course of action in response to the April 2000 letter. While Techlabs' intends to aggressively defend StartingPoint.com's rights under the Network Partner Agreement, management cannot either make a prediction as to the outcome of this dispute or its possible affect on the financial condition and results of operations of Techlabs.

Item 6.       Exhibits and Reports on Form 8_K.

         (a)  Exhibits

No.               Description
                  -----------

10(i) Stock Purchase Agreement dated as of April 11, 2000, by and between Public Venture Capital, LLC, Techlabs, Inc. and HandRes, Inc.

27       Financial Data Schedule

         (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Techlabs, Inc.,
                                         a Florida corporation

Date: May 22, 2000                       By:  /s/ Thomas J. Taule
          --                                  ---------------------
                                         Thomas J. Taule,
                                         President and Chief Executive Officer

                                INDEX TO EXHIBITS

No.                          Description
--                           -----------

10(i) Stock Purchase Agreement dated as of April 11, 2000, by and between Public Venture Capital, LLC, Techlabs, Inc. and HandRes, Inc.

27       Financial Data Schedule