Form 10QSB
period 2000-06-30
TECHLABS INC
filed 2000-08-15
CIK 1082530

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

Commission file number 000-26233

                                 Techlabs, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                            ------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0843965
                            ------------------------
                        (IRS Employer Identification No.)

              3435 Galt Ocean Drive, Fort Lauderdale, Florida 33308
                ----------------------------------------------- )
                    (Address of principal executive offices)

                                  954-630-0027
                            -------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2000, the registrant had issued and outstanding 7,806,666 shares of common stock.

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

         When used in this Quarterly Report on Form 10-QSB, "Techlabs,", "we," "our," and "us" refers to Techlabs Inc. and our subsidiaries Interplanner.com, Inc. ("Interplanner"), StartingPoint.com, Inc. ("MyStartingPoint"), InternetChic Marketing, Inc. ("InternetChic Marketing"), Tech Capital, Inc. ("Tech Capital") and Tech Investments, Inc. ("Tech Investments").

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page Number
Consolidated Balance Sheets at June 30, 2000 (unaudited)
         and December 31, 1999                                                                                3

Consolidated Statements of Operations for the three months and six months ended
         June 30, 2000 (unaudited) and 1999 (unaudited)                                                       4

Consolidated Statements of Changes in Stockholders' Equity                                                    5

Consolidated Statements of Cash Flows for the six months ended June 30, 2000
         (unaudited) and 1999 (unaudited)                                                                     6

Notes to Consolidated Financial Statements (unaudited)                                                        7

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                     (UNAUDITED)
                                                                                        June 30,          December 31,
                                                                                        2000                  1999
                                                                                     -----------          -----------
ASSETS

Current Assets
    Cash                                                                             $    69,718          $        --
    Prepaid Expenses                                                                      37,500               75,000
    Marketable equity securities                                                         672,031            3,130,000
                                                                                     -----------          -----------

                                                     Total Current Assets                779,249            3,205,000

Property and  Equipment,
    Net of accumulated depreciation                                                    1,114,209            1,112,218

Intangible and Other Assets
    Deposits and other                                                                     5,503                5,503
    Investment securities                                                                725,000               50,000
    Intangibles                                                                          900,000            1,000,000
                                                                                     -----------          -----------
                                                             Total Assets            $ 3,523,961          $ 5,372,721
                                                                                     ===========          ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                                 $   410,912          $   261,805
    Stockholder note payable                                                                  --              732,941
                                                                                     -----------          -----------
                                                Total Current Liabilities                410,912              994,746

Long-term Notes Payable to Stockholders                                                  937,391                   --
                                                                                     -----------          -----------
                                                        Total Liabilities              1,348,303              994,746

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 shares
       authorized, 9,000,000 shares issued and outstanding)                                9,000                9,000
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 7,815,000 shares issued and outstanding)                                7,815                7,335
    Additional paid-in capital                                                         5,589,690            4,639,335
    Accumulated deficit                                                               (3,285,825)            (277,695)
                                                                                     -----------          -----------

                                                                                       2,320,680            4,377,975
    Less: Stockholder note receivable                                                   (145,022)                  --
                                                                                     -----------          -----------

                                               Total Stockholders' Equity              2,175,658            4,377,975
                                                                                     -----------          -----------

                                                                                     $ 3,523,961          $ 5,372,721
                                                                                     ===========          ===========


The accompanying notes are an integral part of these unaudited financial statements.

                                     Techlabs, Inc. and Subsidiaries
                                  Consolidated Statements of Operations



                                                                                  (UNAUDITED)                    (UNAUDITED)
                                                                               Three Months Ended             Six Months Ended
                                                                                     June 30,                       June 30,
                                                                                2000           1999           2000           1999
                                                                           -----------    -----------    -----------    -----------
Revenue
   Net revenues                                                            $    19,352    $        --    $    31,977    $        --

Operating Expenses
   Cost of revenues                                                             40,918             --         72,681             --
   Other general and administrative                                            360,364         85,727        531,011        236,143
                                                                           -----------    -----------    -----------    -----------
                Total operating expenses                                       401,282         85,727        603,692        236,143
                                                                           -----------    -----------    -----------    -----------

Operating loss                                                                (381,930)       (85,727)      (571,715)      (236,143)

Other Income (Expense)
   Interest income                                                               2,494                         2,972
   Realized loss on trading securities                                         (46,151)                      (46,151)
   Unrealized loss on trading securities                                    (2,263,236)            --     (2,393,236)            --
                                                                           -----------    -----------    -----------    -----------
                Total other income (expense                                 (2,306,893)             0     (2,436,415)             0

Loss before provision for income
    and cumulative effect of change
       in accounting principle                                              (2,688,823)       (85,727)    (3,008,130)      (236,143)

Provision for income taxes                                                          --             --             --             --
                                                                           -----------    -----------    -----------    -----------

Loss before cumulative effect of
    change in accounting principle                                          (2,688,823)       (85,727)    (3,008,130)      (236,143)

Cumulative effect of change in
     in accounting principle                                                        --          3,000             --         (8,849)

Net Loss                                                                   $(2,688,823)       (82,727)   $(3,008,130)      (244,992)
                                                                           ===========    ===========    ===========    ===========

Earnings per share:
  Basic and diluted
    Before cumulative effect of change
         in accounting principle                                           $     (0.36)   $     (0.01)   $     (0.41)         (0.05)
                                                                           ===========    ===========    ===========    ===========
Net income (loss) and comprehensive income
         (loss) per common share                                           $     (0.36)   $     (0.01)   $     (0.41)         (0.05)
                                                                           ===========    ===========    ===========    ===========

Basic and diluted weighted average
       shares outstanding                                                    7,421,868      6,999,505      7,387,088      4,629,586


The accompanying notes are an integral part of these unaudited financial statements.

                         Techlabs, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                 Preferred Stock              Common Stock          Additional
                                           ------------------------------------------------------     Paid-In      Accumulated
                                               Shares        Amount          Shares      Amount       Capital       Deficit
                                              ---------   -----------      --------- ----------- -------------- ----------------

Balance, January 1, 1999, audited                     -  $         -       1,100,000 $     1,100 $       24,900 $              -

February, 1999:
    Issuance of restricted shares
       to founders for $1,500 cash and
       $118,500 in compensation.                                           1,500,000       1,500        118,500
    Conversion of common
       shares into preferred shares           9,000,000        9,000      (1,000,000)     (1,000)        (8,000)

Issuance of shares under private
    placement offerings -
       March 1999, at $.10 per share
           net of offering costs of $7,830                                 5,000,000       5,000        487,170
       April 1999, at $1.00 per share                                        230,000         230        229,770

April, 1999 issuance of:
    Restricted shares for services                                             5,000           5         37,495
    Shares for investment securities                                         250,000         250      2,249,750

December, 1999:
       Shares issued in asset acquisition                                    250,000         250      1,499,750

Net loss and comprehensive loss                                                                                         (277,695)

                                              ---------  -----------       --------- ----------- -------------- ----------------
Balance, December 31, 1999                    9,000,000        9,000       7,335,000       7,335      4,639,335         (277,695)


Stock options exercised                                                       60,000          60        142,025

Shares issued for services                                                   120,000         120        133,630

Shares issued for investment securities                                      300,000         300        674,700

Note receivable from stockholder

Net loss and comprehensive loss                                                                                       (3,008,130)
                                              ---------  -----------       --------- ----------- -------------- ----------------
Balance, June 30, 2000, unaudited             9,000,000  $     9,000       7,815,000 $     7,815 $    5,589,690 $     (3,285,825)
                                              =========  ===========       ========= =========== ============== ================

[RESTUBBED]

                                                                           Stockholder
                                                                              Note
                                                                            Receivable             Total
                                                                         -----------------  --------------

Balance, January 1, 1999, audited                                          $              -   $      26,000

February, 1999:
    Issuance of restricted shares
       to founders for $1,500 cash and
       $118,500 in compensation.                                                                    120,000
    Conversion of common
       shares into preferred shares                                                                       0

Issuance of shares under private
    placement offerings -
       March 1999, at $.10 per share
           net of offering costs of $7,83                                                           492,170
       April 1999, at $1.00 per share                                                               230,000

April, 1999 issuance of:
    Restricted shares for services                                                                   37,500
    Shares for investment securities                                                              2,250,000

December, 1999:
       Shares issued in asset acquisition                                                         1,500,000

Net loss and comprehensive loss                                                                    (277,695)
                                                                           ----------------   -------------

Balance, December 31, 1999                                                                        4,377,975

Stock options exercised                                                                             142,085

Shares issued for services                                                                          133,750

Shares issued for investment securities                                                             675,000

Note receivable from stockholder                                                   (145,022)       (145,022)

Net loss and comprehensive loss                                                                  (3,008,130)
                                                                           ----------------   -------------
Balance, June 30, 2000, unaudited                                          $       (145,022)  $   2,175,658
                                                                           ----------------   -------------



The accompanying notes are an integral part of these unaudited financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                           (UNAUDITED)
                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                     2000                   1999
                                                                                                -----------             -----------
Operating Activities
     Net loss                                                                                   $(3,008,130)            $  (244,992)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Unrealized loss (gain) on securities                                                     2,393,236                      --
         Realized loss (gain) on securities                                                          46,151
         Cumulative effect of change in accounting principle                                             --                   8,849
         Common stock issued for compensation                                                       133,750                 156,000
         Amortization and depreciation                                                              183,334                      --
         Changes in operating assets and liabilities:
             Decrease (increase) in prepaid expenses                                                 37,500                      --
             Increase in other receivable                                                                --                  (4,559)
             Increase in accounts payable                                                           146,171                  24,018
                                                                                                -----------             -----------
                       Net Cash Used in Operating Activities                                        (67,988)                (60,684)

Investing Activities
     Web site development costs                                                                     (85,325)                (35,000)
     Purchase of marketable securities                                                                   --                (677,000)
     Proceeds from stock sales                                                                       18,581                      --
     Deposits                                                                                            --                      --
                                                                                                -----------             -----------
                       Net Cash Used in Investing Activities                                        (66,744)               (712,000)

Financing Activities
     Advances from stockholders                                                                     204,450                  37,500
     Proceeds from sale of stock                                                                         --                 723,670

                                                                                                -----------             -----------
                   Net Cash Provided by Financing Activities                                        204,450                 761,170
                                                                                                -----------             -----------

                         Change in Cash and Cash Equivalents                                         69,718                 (11,514)

Cash and cash equivalents, beginning of period                                                            0                  15,000
                                                                                                -----------             -----------

Cash and cash equivalents, end of period                                                        $    69,718             $     3,486
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

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Significant Accounting Policies

         Business. The accompanying unaudited condensed and consolidated financial statements of Techlabs, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

         Basis of Presentation. The consolidated financial statements include the accounts of the Company (formerly a development stage company) and its wholly owned subsidiaries, Interplanner.com, Inc., Starting Point.com, Inc and Internetchic.com, Inc. All material intercompany transactions have been eliminated.

         Property and Equipment. Property and equipment at June 30, 2000 consisted principally of web-sites and related costs. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. At June 30, 2000, the Company had capitalized approximately $697,543 in development costs related to Interplanner.com's calendar technology. The Company will begin depreciating the related costs over a three-year period in third quarter of fiscal 2000 pursuant to the Company's full-scale launch of the site. The Company is depreciating the remaining $500,000 related to the purchased assets of Starting Point.com over a three year period and recorded approximately $42,000 and $83,0000 in expense for the three and six month periods ended June 30, 2000.

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

         Intangibles. Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over a five year period. Amortization expense totaled $50,000 and $100,000 for the three and six month periods ended June 30, 2000.

         Investment Securities. Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities. Investments for which there is no readily determinable market value are included on the accompanying June 30, 2000 balance sheet among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

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

         The Company has adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company has capitalized external costs incurred at June 30, 2000 of $697,543 to acquire and develop customized software and an Internet web-site for internal use.

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

Note 2 - Cumulative Effect of Change in Accounting Principle

         Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, was effective for the Company in 1999. SOP 98-5 required the Company, in 1999, to expense costs capitalized in 1998 associated with start-up activities. Adoption of SOP 98-5 also required the Company to report the

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


Note 2 - Cumulative Effect of Change in Accounting Principle (continued)

effects of applying SOP 98-5 as a cumulative effect of a change in accounting principles in its June 30, 1999 financial statements.

Note 3 - Statement of Cash Flows Supplemental Disclosure

         During the six months ended June 30, 2000 and 1999, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

         (a) The Company recorded $2,393,236 in unrealized losses on trading securities during the six months ended June 30, 2000.

         (b) The Company issued 1,500,000 shares of its restricted common stock as founders' stock, valued at $120,000, of which $118,500 was non-cash compensation for services during the six months ended June 30, 1999.

         (c) The Company issued 60,000 shares of its common stock pursuant to the stock option plan to three employees of the Company in exchange for promissory notes totaling $142,050 and cash proceeds of $35.

         (d) The Company issued 120,000 shares of its common stock, valued at $133,750, for services during the six months ended June 30, 2000.

         (e) The Company issued 300,000 shares of its common stock, valued at $675,000, for a minority interest in a privately held company during the six months ended June 30, 2000.

Note 4 - Investment Securities

         In April 1999, the Company purchased 1,000,000 shares of preferred stock in TheBigHub.com, Inc. for $627,000 in cash. In addition, the Company issued 250,000 shares of its common stock valued at $2,250,000 primarily in consideration for the conversion of the preferred stock for an equal number of shares of TheBigHub.com, Inc. common stock. Additionally the Company entered into a marketing alliance with the BigHub.com.

         These marketable equity securities contain legal restrictions which began lapsing in April 2000 and limit the number of shares that may be disposed of at any one time by the Company. During the three months ended June 30, 2000, the Company liquidated a portion of these securities and it is management's intent is to continue to liquidate its position in these securities in the near term. Accordingly, these securities are classified as trading securities and are comprised as follows:

Among Current Assets:

         Trading securities:
              Marketable equity securities, at cost               $ 2,877,000
              Gross unrealized loss                                (2,204,969)
                                                                  -----------

              Marketable equity securities,
              at fair value                                       $   672,031
                                                                  ===========

         In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a privately held company. The investment was recorded at cost and is included in the balance sheet at June 30, 2000 in other assets.

         On April 12, 2000, the Company acquired a 25% equity interest in HandRes, Inc. in exchange for 300,000 shares of the Company's restricted common stock valued at $675,000 based on the closing bid price for the Company's common stock at the date of the transaction. HandRes, Inc. is a developer and provider of Web-based software applications, including reservation and business-related Internet content, targeted to wireless handheld device users. The investment was recorded at cost and is included in the balance sheet at June 30, 2000 in other assets.

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

         The purchase price of $1,500,000 was allocated $500,000 to the web-site and $1,000,000 to intangibles consisting principally of domain names, trade names and contracts. Depreciation and amortization expense totaling $91,667 was recorded for

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 5 - Acquisition of Assets of Starting Point, LLC - (continued)

the three and six month periods ended June 30, 2000 related to the purchased assets. During the six months ended June 30, 2000, the Company created a wholly owned subsidiary, Starting Point.com, Inc.

Note 6 - Commitments and Contingencies

         As discussed at Note 5, the Company acquired certain assets ("assets") in exchange for 250,000 shares of its restricted common stock. These shares carry with them "piggyback" registration rights. Additionally, the Company has guaranteed a minimum value of $1,500,000 for the 250,000 shares given in exchange for the assets, such value to be determined as of the close of trading one year from the date of the acquisition on December 7, 1999. Any deficiency in the price of the Company's common stock is to be satisfied through the issuance of additional shares. The per share closing price of the Company's stock at June 30, 2000 was $.5625 indicating a deficiency of approximately $1,359,375 between the guaranteed value and the value of the stock given at the transaction date.

         Note 7 - Stockholders' Equity

         During the six months ended June 30, 2000, the Company issued to three employees 60,000 shares of common stock for $2.37 per share pursuant to the Company's stock option plan. Cash proceeds from the issuance of these shares were $35 and the Company accepted promissory notes totaling $145,022 for the balance.

         During the six months ended June 30, 2000, the Company acquired a 25% equity interest in HandRes, Inc. in exchange for 300,000 shares of the Company's restricted common stock valued at $675,000.

         During the six months ended June 30, 2000, the Company issued 120,000 shares of its common stock valued at $133,750 for professional services.

         During the six months ended June 30, 1999 the Company issued to its founders, including 750,000 shares to an officer, 1,500,000 shares of common stock valued at $.08 per share and subject to continuing legal restrictions. Cash proceeds from the issuance of these shares were $1,500 and the Company recognized expense of $118,500 for the balance.

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 7 - Stockholders' Equity - (continued)

         During the six months ended June 30, 1999, the Company sold in a private placement exempt from registration, 1,500,000 shares of common stock at $.10 per share. Available with these shares were options to purchase an additional 3,500,000 shares also at a purchase price of $.10 per share. These options were later exercised, resulting in aggregate proceeds to the Company from the two blocks of $492,170.

Note 8 - Related Party Transactions

         During the six months ended June 30, 1999, the Company converted 1,000,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

         During the six months ended June 30, 2000, certain stockholders in the Company made cash advances totaling $204,450 in order to meet the Company's operational needs. These advances at June 30, 2000 totaled $937,391 and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders".

Item 2.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

Net revenues for the three months and six months ended June 30, 2000 increased to $19,352 and $31,977, respectively, from the same periods in the prior fiscal year. We were still in the development stage during the three months and six months ended June 30, 1999 and reported no revenues. The increase in revenues was attributable to advertising revenues generated from MyStartingPoint.com, Inc. and Interplanner.com.

Other general and administrative expenses increased $274,637, or approximately 320%, in the three months ended June 30, 2000 from the corresponding period in fiscal 1999. General and administrative expenses increased $294,868, or approximately 124%, for the six months ended June 30, 2000 from the six months ended June 30, 1999. Included in other general and administrative expenses at June 30, 2000 is a non- recurring $133,000 non-cash charge related to stock compensation paid to an officer, and a non-recurring $118,000 non-cash charge related to stock compensation paid to an investment banking firm. Giving effect to these non-cash charges, other general and administrative expenses increased $43,868 in the first six months of fiscal 2000. This increase is primarily attributable to the launch of Interplanner.com during the second quarter of fiscal 2000, including our co-branded calendar service with Free Internet.com.

During the second quarter of fiscal 2000 we began liquidating our position in the marketable equity securities of the BigHub.com, Inc. Realized loss on trading securities, which represents the difference between the carrying value of the security at March 31, 2000 and amount we received upon its sale during the three months ended June 30, 2000, was $46,151. The unrealized loss on trading securities was $2,263,236 and $2,393,236, respectively, for the three months and six months ended June 30, 2000. Unrealized loss on trading securities is the difference in the fair market value of the stock at June 30, 2000 from its fair market value at March 31, 2000. The non-cash loss is a result of the decrease in the market value at June 30, 2000 compared to December 31, 1999 of holdings in the common stock of the BigHub.com, Inc.

As a result of all the above, our net loss increased by $2,688,823 and $3,008,130, respectively, for the three and six months ended June 30, 2000 from the comparable periods in fiscal 1999.

Liquidity and Capital Resources

Working capital at June 30, 2000 decreased to $368,337 compared to $2,210,254 at December 31, 1999. Approximately $2,457,969 of the net decrease in working capital is attributable to a decrease at June 30, 2000 in the market value of our holdings in the BigHub.com, Inc. from the market value of those securities at December 31, 1999.

Our principal sources of capital during the first six months of fiscal 2000 were from stockholder advances totaling $204,450, and $18,581 from the open market sale of shares of the BigHub.com. Our principal uses of capital during the first six months of fiscal 2000 were $67,988 for funding of operations, and $85,325 for capitalized web site development costs related to Interplanner.com.

Other than working capital which is available to us from the liquidation of the marketable equity securities we own in the BigHub.com, Inc., we currently have no source for working capital to fund our current operations. In order to provide sufficient cash to fund our operations at their current levels, we may be forced to continue liquidating the marketable securities we hold in the BigHub.com, Inc. at a time when the stock price of the BigHub.com is lower than it has been in recent months.

If we are to pursue the further implementation of our business plan, we will be required to make various capital expenditures to continue the development of our subsidiaries' operations during the balance of fiscal 2000. As of the date of this quarterly report, we estimate the total costs of these capital expenditures will be approximately $3 million to

$5 million. We will be required to raise additional capital during the next 12 months to satisfy these cash requirements. In May 2000 we hired an investment banking firm to consult with us on a variety of matters, including matters related to an equity capital raise. At this time, however, we have no agreements or understanding with any third parties regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all.

As a result of the uncertainty in our ability to raise sufficient capital to continue the implementation of our business plan, we may begin to explore opportunities for a business combination with an operating company. Because of our limited revenues and need for additional capital to further develop our businesses, it is possible that such a business combination, if pursued, may result in a change of control of Techlabs. As of the date of this quarterly report, we have no agreements or understandings regarding any merger or acquisition transactions with any third parties, and we are unable to predict at this time the terms or conditions of any proposed business combination if we should elect to pursue this strategy.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities and Use of Proceeds.

         During the six months ended June 30, 2000 we issued 120,000 shares of our common stock, valued at $133,750, for services, in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption under
Section 4(2) of the act. Included in these issuances were 100,000 shares issued to an investment banking firm and 20,000 shares issued to an employee as compensation under our qualified stock option plan. The recipients were either accredited investors or were financially sophisticated investors with knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment and had access to all relevant information reasonably necessary to evaluate Techlabs.

         During the six months ended June 30, 2000 we also issued 60,000 shares of our common stock to three employees upon the exercise of previously granted options under our qualified stock option plan in exchange for promissory notes totaling $142,050 and cash proceeds of $35. These transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption under
Section 4(2) of the act. These notes, which bear interest at 8% per annum, are due over periods ranging from August 2001 until November 2001.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

         In June 2000 we entered into a five year employment agreement with our president and CEO, Thomas J. Taule. Under the terms of the agreement, we pay Mr. Taule an annual salary of $150,000, subject to increases and bonuses as set forth in the agreement. We can terminate the employment of Mr. Taule either with or without good cause. If we terminate Mr. Taule without cause, or if his employment is terminated following a change of control of Techlabs, we are obligated pay Mr. Taule a lump sum amount equal to the amount of base compensation, benefits and bonuses due for the remainder of the term of the agreement. We have agreed not to terminate Mr. Taule's agreement without cause during the first three years of the term. To the extent that Mr. Taule's employment is terminated for cause, or if he terminates the agreement, no severance benefits shall be paid. The employment agreement contains customary non- disclosure provisions, as well as an non-compete following the termination of the agreement.

         A copy of the employment agreement with Mr. Taule is filed as an exhibit to this quarterly report.

Item 6.            Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

No.               Description
---               -----------
10                Employment Agreement with Thomas J. Taule

27                Financial Data Schedule

                  (b) None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Techlabs, Inc.,
                                        a Florida corporation

Date: August 14, 2000                    /s/ Thomas J. Taule
                                        --------------------------------------
                                        Thomas J. Taule,
                                        President and Chief Executive Officer

                                INDEX TO EXHIBITS

No.                              Description
---                              -----------

10             Employment Agreement with Thomas J. Taule
27             Financial Data Schedule