Form 10QSB
period 2000-09-30
TECHLABS INC
filed 2000-11-16
CIK 1082530

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

     2400 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  954-630-0027
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( ).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 9, 2000, the registrant had issued and outstanding 7,820,000 shares of common stock.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number

Consolidated Balance Sheets at September 30, 2000 (unaudited)
        and December 31, 1999..................................................4

Consolidated Statements of Operations for the three months
        and nine months ended September 30, 2000 (unaudited)
         and 1999 (unaudited)..................................................5

Consolidated Statements of Changes in Stockholders' Equity.....................6

Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 (unaudited)
         and 1999 (unaudited)..................................................7

Notes to Consolidated Financial Statements (unaudited).........................8


                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 (UNAUDITED)
                                                                                September 30,           December 31,
                                                                                     2000                   1999
                                                                             ---------------------    -----------------
ASSETS
Current Assets
    Cash                                                                   $               27,215   $                -
    Prepaid Expenses                                                                       21,250               75,000
    Marketable equity securities                                                           83,707            3,130,000
                                                                             ---------------------    -----------------

     Total Current Assets                                                                 132,172            3,205,000

Property and  Equipment, net                                                            1,082,418            1,112,218

Intangible and Other Assets
    Deposits and other                                                                      5,503                5,503
    Investment securities                                                                 725,000               50,000
    Intangibles                                                                           850,000            1,000,000
                                                                             ---------------------    -----------------

                                                                           $            2,795,093   $        5,372,721
                                                                             =====================    =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                       $              443,882   $          261,805


Long-term Notes Payable to Stockholders                                                   937,391              732,941
                                                                             ---------------------    -----------------

     Total Liabilities                                                                  1,381,273              994,746

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 shares
       authorized, 9,000,000 shares issued and outstanding)                                 9,000                9,000
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 7,835,000 shares issued and outstanding)                                 7,835                7,335
    Additional paid-in capital                                                          5,596,504            4,639,335
    Accumulated deficit                                                                (4,051,656)            (277,695)
                                                                             ---------------------    -----------------

                                                                                        1,561,683            4,377,975
    Less: Stockholder note receivable                                                    (147,863)                   -
                                                                             ---------------------    -----------------

     Total Stockholders' Equity                                                         1,413,820            4,377,975
                                                                             ---------------------    -----------------

                                                                           $            2,795,093   $        5,372,721
                                                                             =====================    =================

The accompanying notes are an integral part of these unaudited financial statements.
                                       4


                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                (UNAUDITED)                       (UNAUDITED)
                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                         2000             1999               2000              1999
                                                     -------------    --------------    ---------------    -------------
Revenue
   Net revenues                                    $       26,879   $             -   $         58,856   $            -

Operating Expenses
   Cost of revenues                                        31,297                 -            103,978                -
   Other general and administrative                       216,659            57,295            747,670          293,438

                                                     -------------    --------------    ---------------    -------------
     Total operating expenses                             247,956            57,295            851,648          293,438

                                                     -------------    --------------    ---------------    -------------

Operating loss                                           (221,077)          (57,295)          (792,792)        (293,438)

Other Income (Expense)
   Interest income                                          2,841                 -              5,813                -
   Realized loss on trading securities                   (209,545)                -           (255,696)               -
   Unrealized loss on trading securities                 (338,050)          523,600         (2,731,286)         523,600

                                                     -------------    --------------    ---------------    -------------
     Total other income                                  (544,754)          523,600         (2,981,169)         523,600

Loss before provision for income taxes
   and cumulative effect of change
     in accounting principle                             (765,831)          466,305         (3,773,961)         230,162

Provision for income taxes                                      -                 -                  -                -
                                                     -------------    --------------    ---------------    -------------

Loss before cumulative effect of
   change in accounting principle                        (765,831)          466,305         (3,773,961)         230,162

Cumulative effect of change in
     in accounting principle                                    -                 -                  -           (8,849)
                                                     -------------    --------------    ---------------    -------------

Net Loss                                           $     (765,831)          466,305   $     (3,773,961)         221,313
                                                     =============    ==============    ===============    =============
Earnings per share:
  Basic and diluted
    Before cumulative effect of change
      in accounting principle                      $        (0.10)  $          0.07   $          (0.50)            0.04
                                                     =============    ==============    ===============    =============
Net income (loss) and comprehensive income
         (loss) per common share                   $        (0.10)  $          0.07   $          (0.50)            0.04
                                                     =============    ==============    ===============    =============

Basic and diluted weighted average
       shares outstanding                               7,825,145         6,600,000          7,621,715        5,533,120


The accompanying notes are an integral part of these unaudited financial statements.

                         Techlabs, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity




                                   Preferred Stock         Common Stock         Additional                  Stockholder
                                 ---------------------  ---------  ---------     Paid-In     Accumulated       Note
                                   Shares      Amount    Shares      Amount      Capital       Deficit      Receivable      Total
                                 -----------  --------  ---------  ---------  ------------  -------------  ------------  -----------
Balance, January 1, 1999, audited         -   $     -   1,100,000  $  1,100   $    24,900   $          -   $         -   $   26,000

February, 1999:
 Issuance of restricted shares
  to founders for $1,500 cash and
   $118,500 in compensation.                            1,500,000     1,500       118,500                                   120,000
Conversion of common
 shares into preferred shares     9,000,000     9,000  (1,000,000)   (1,000)       (8,000)                                        0

Issuance of shares under private
 placement offerings -
  March 1999, at $.10 per share
   net of offering costs of $7,830                      5,000,000     5,000       487,170                                   492,170
  April 1999, at $1.00 per share                          230,000       230       229,770                                   230,000

April, 1999 issuance of:
 Restricted shares for services                             5,000         5        37,495                                    37,500
 Shares for investment securities                         250,000       250     2,249,750                                 2,250,000

December, 1999:
 Shares issued in asset
  acquisition                                             250,000       250     1,499,750                                 1,500,000

Net loss and comprehensive
 loss                                                                                          (277,695)                   (277,695)
                                 ----------   --------  ---------  ---------  ------------  ------------  ------------  ------------

Balance, December 31, 1999        9,000,000     9,000   7,335,000     7,335     4,639,335      (277,695)                  4,377,975

Stock options exercised                                    60,000        60       142,025                                   142,085

Shares issued for services                                140,000       140       140,444                                   140,584

Shares issued for investment
 securities                                               300,000       300       674,700                                   675,000

Note receivable from stockholder                                                                             (147,863)     (147,863)

Net loss and comprehensive loss                                                              (3,773,961)                 (3,773,961)
                                 ----------   --------  ---------  ---------  ------------  ------------  ------------  ------------

Balance, September 30, 2000,
 unaudited                        9,000,000   $ 9,000   7,835,000  $  7,835   $ 5,596,504   $(4,051,656)  $  (147,863)  $ 1,413,820
                                 ==========   ========  =========  =========  ============  ============  ============  ============

The accompanying notes are an integral part of these unaudited financial statements

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                                (UNAUDITED)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      2000                      1999
                                                                               -------------------     -----------------------
Operating Activities
      Net loss                                                               $         (3,773,961)   $               (302,287)
      Adjustments to reconcile net loss to
       net cash used in operating activities
          Unrealized loss (gain) on securities                                          2,731,286                           -
          Realized loss (gain) on securities                                              255,696
          Cumulative effect of change in accounting principle                                   -                       8,849
          Common stock issued for compensation                                            140,584                     156,000
          Amortization and depreciation                                                   275,000                           -
          Changes in operating assets and liabilities:
              Decrease (increase) in prepaid expenses                                      47,972                           -
              Increase in other receivable                                                      -                      (4,364)
              Increase in accounts payable                                                182,077                     319,025

                                                                               -------------------     -----------------------
                Net Cash Used in Operating Activities                                    (141,346)                    177,223

Investing Activities
      Web site development costs                                                          (95,200)                   (320,630)
      Purchase of marketable securities                                                         -                    (677,000)
      Proceeds from stock sales                                                            59,311                           -
      Deposits                                                                                  -                           -
                                                                               -------------------     -----------------------
                Net Cash Used in Investing Activities                                     (35,889)                   (997,630)

Financing Activities
      Advances from stockholders                                                          204,450                     152,941
      Proceeds from sale of stock                                                               -                     723,670
                                                                               -------------------     -----------------------
                Net Cash Provided by Financing Activities                                 204,450                     876,611
                                                                               -------------------     -----------------------

                Change in Cash and Cash Equivalents                                        27,215                      56,204

Cash and cash equivalents, beginning of period                                                  0                      15,000
                                                                               -------------------     -----------------------

Cash and cash equivalents, end of period                                     $             27,215    $                 71,204
                                                                               ===================     =======================


The accompanying notes are an integral part of these unaudited financial statements.
                                       7

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Significant Accounting Policies

         Business. The accompanying unaudited condensed and consolidated financial statements of Techlabs, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

         Basis of Presentation. The consolidated financial statements include the accounts of the Company (formerly a development stage company) and its wholly owned subsidiaries, Interplanner.com, Inc., Starting Point.com, Inc and Internetchic.com, Inc. All material intercompany transactions have been eliminated.

         Property and Equipment. Property and equipment at September 30, 2000 consisted principally of web-sites and related costs. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. At September 30, 2000, the Company had capitalized approximately $707,418 in development costs related to Interplanner.com's calendar technology. The Company will begin depreciating the related costs over a three-year period in the fourth quarter of fiscal 2000 pursuant to the Company's full-scale launch of the site. The Company is depreciating the remaining $500,000 related to the purchased assets of Starting Point.com over a three year period and recorded approximately $42,000 and $125,000 in expense for the three and nine month periods ended September 30, 2000.

         On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of subsidiaries acquired. During this review, the Company reevaluates the significant assumptions used in assessing the carrying cost of long-lived assets. Although the

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Significant Accounting Policies (continued)

assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether any adjustment is then required for permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition.

         Intangibles. Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over a five year period. Amortization expense totaled $50,000 and $150,000 for the three and nine month periods ended September 30, 2000.

         Investment Securities. Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities. Investments for which there is no readily determinable market value are included on the accompanying September 30, 2000 balance sheet among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

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

Note 1 - Significant Accounting Policies (continued)

         Earnings Per Share. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding during the year, whereas diluted EPS also gives effect to all dilutive potential common shares, if any, that were outstanding during the period. At the date of these financial statements, all of the Company's contingent shares were anti-dilutive.

         Recent Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 (SFAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after September 15, 2000. Because it does not currently invest in derivative financial instruments or engage in hedging activities, the Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

         The Company has adopted the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company has capitalized external costs incurred at September 30, 2000 of $707,418 to acquire and develop customized software and an Internet web-site for internal use.

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

Institute of Certified Public Accountants, was effective for the Company in 1999. SOP 98-5 required the Company, in 1999, to expense costs capitalized in 1998 associated with start-up activities. Adoption of SOP 98-5 also required the Company to report the effects of applying SOP 98-5 as a cumulative effect of a change in accounting principles in its September 30, 1999 financial statements.

Note 3 - Statement of Cash Flows Supplemental Disclosure

         During the nine months ended September 30, 2000 and 1999, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

         (a) The Company recorded $2,731,286 in unrealized losses on trading securities during the nine months ended September 30, 2000.

         (b) The Company issued 1,500,000 shares of its restricted common stock as founders' stock, valued at $120,000, of which $118,500 was non-cash compensation for services during the nine months ended September 30, 1999.

         (c) The Company issued 60,000 shares of its common stock pursuant to the stock option plan to three employees of the Company in exchange for promissory notes totaling $142,085 and cash proceeds of $35.

         (d) The Company issued 140,000 shares of its common stock, valued at $140,584, for services during the nine months ended September 30, 2000.

         (e) The Company issued 300,000 shares of its common stock, valued at $675,000 for a minority interest in a privately held company during the nine months ended September 30, 2000.

Note 4 - Investment Securities

         In April 1999, the Company purchased 1,000,000 shares of preferred stock in TheBigHub.com, Inc. for $627,000 in cash. In addition, the Company issued 250,000 shares of its common stock valued at $2,250,000 primarily in

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 4 - Investment Securities (continued)

consideration for the conversion of the preferred stock for an equal number of shares of TheBigHub.com, Inc. common stock. Additionally the Company entered into a marketing alliance with the BigHub.com.

         These marketable equity securities contain legal restrictions which began lapsing in April 2000 and limit the number of shares that may be disposed of at any one time by the Company. During the nine months ended September 30, 2000, the Company liquidated a portion of these securities and it is management's intent is to continue to liquidate its position in these securities in the near term. Accordingly, these securities are classified as trading securities and are comprised as follows:

Among Current Assets:

Trading securities:
         Marketable equity securities, at cost                $ 2,877,000
         Gross unrealized loss                                 (2,793,293)
                                                              -------------
         Marketable equity securities,
         at fair value                                        $    83,707
                                                              =============

         In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a privately held company. The investment was recorded at cost and is included in the balance sheet at September 30, 2000 in other assets.

         On April 12, 2000, the Company acquired a 25% equity interest in HandRes, Inc. in exchange for 300,000 shares of the Company's restricted common stock valued at $675,000 based on the closing bid price for the Company"s common stock at the date of the transaction. HandRes, Inc. is a developer and provider of Web-based software applications, including reservation and business-related Internet content, targeted to wireless handheld device users. The investment was recorded at cost and is included in the balance sheet at September 30, 2000 in other assets.

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

         The purchase price of $1,500,000 was allocated $500,000 to the web-site and $1,000,000 to intangibles consisting principally of domain names, trade names and contracts. Depreciation and amortization expense totaling $91,667 and $275,000 was recorded for the three and nine month periods ended September 30, 2000 related to the purchased assets. During the nine months ended September 30, 2000, the Company created a wholly owned subsidiary, Starting Point.com, Inc.

Note 6 - Commitments and Contingencies

         As discussed at Note 5, the Company acquired certain assets ("assets") in exchange for 250,000 shares of its restricted common stock. These shares carry with them "piggyback" registration rights. Additionally, the Company has guaranteed a minimum value of $1,500,000 for the 250,000 shares given in exchange for the assets, such value to be determined as of the close of trading one year from the date of the acquisition on December 7, 1999. Any deficiency in the price of the Company's common stock is to be satisfied through the issuance of additional shares. The per share closing price of the Company's stock at September 30, 2000 was $.25 indicating a deficiency of approximately $1,437,500 between the guaranteed value and the value of the stock given at the transaction date.

         In September 2000 the Company filed a complaint against Xpedior, Inc., Techlabs, Inc. vs. Xpedior, Inc., case number 00-015612(14), in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging breach of contract related to its engagement to complete the Beta portion of a website, including determining the requirements, designing and developing the program. In its complaint, the Company is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. In October 2000 Xpedior filed an answer, affirmative defenses and counterclaim against the Company in which Xpedior claims the Company's breach of the contract for failure to pay Xpedior an additional $172,050 which it alleges is due under the contract. Xpedior is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. At this juncture, the Company cannot accurately predict the outcome of this litigation, or provide an estimate of the amount or range of potential loss to it, if any.

Note 7 - Stockholders' Equity

         During the nine months ended September 30, 2000, the Company issued to three employees 60,000 shares of common stock for $2.37 per share pursuant to the Company's stock option plan. Cash proceeds from the issuance of these shares were $35 and the Company accepted promissory notes totaling $145,022 for the balance.

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 7 - Stockholders' Equity (continued)

         During the nine months ended September 30, 2000, the Company acquired a 25% equity interest in HandRes, Inc. in exchange for 300,000 shares of the Company's restricted common stock valued at $675,000.

         During the nine months ended September 30, 2000, the Company issued 140,000 shares of its common stock valued at $140,584 for professional services.

         During the nine months ended September 30, 1999 the Company issued to its founders, including 750,000 shares to an officer, 1,500,000 shares of common stock valued at $.08 per share and subject to continuing legal restrictions. Cash proceeds from the issuance of these shares were $1,500 and the Company recognized expense of $118,500 for the balance.

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

Note 8 - Related Party Transactions

         During the nine months ended September 30, 1999, the Company converted 1,000,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

         During the nine months ended September 30, 2000, certain stockholders in the Company made cash advances totaling $204,450 in order to meet the Company's operational needs. These advances at September 30, 2000 totaled $937,391 and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders".

Note 9 - Subsequent Events

In October 2000 Techlabs entered into an Exclusive License Agreement with Outcome Mail, N.V. covering Techlabs' StartingPoint.com and Interplanner.com web sites. Under the terms of this agreement, Outcome Mail was granted an exclusive license to operate

                                 Techlabs, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 9 - Subsequent Events (continued)

these web sites and in conjunction therewith is responsible for paying all costs associated with the maintenance, hosting, upgrades and similar costs. As compensation for their services, Outcome Mail is entitled to retain 75% of the net revenues from these sites. Techlabs retains the rights to the existing revenue streams prior to the date of the license, as well as all intellectual property rights associated with these sites.

Item 2.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

         Net revenues for the three months and nine months ended September 30, 2000 increased to $26,879 and $58,856, respectively, from the same periods in the prior fiscal year. We were still in the development stage during the three months and nine months ended September 30, 1999 and reported no revenues. The increase in revenues was attributable to advertising revenues generated from MyStartingPoint.com, Inc. and Interplanner.com.

         Other general and administrative expenses increased $159,364, or approximately 278%, in the three months ended September 30, 2000 from the corresponding period in fiscal 1999. General and administrative expenses increased $454,232, or approximately 155%, for the nine months ended September 30, 2000 from the nine months ended September 30, 1999. Included in other general and administrative expenses at September 30, 2000 is a non-recurring $133,000 non-cash charge related to stock compensation paid to an officer, and a non-recurring $118,000 non-cash charge related to stock compensation paid to an investment banking firm. Giving effect to these non-cash charges, other general and administrative expenses increased $203,232 in the first nine months of fiscal 2000. This increase is primarily attributable to the initial launch of Interplanner.com during the second quarter of fiscal 2000, including our co-branded calendar service with Free Internet.com, together with employee salaries and related costs.

         During the second quarter of fiscal 2000 we began liquidating our position in the marketable equity securities of the BigHub.com, Inc. Realized loss on trading securities, which represents the difference between the carrying value of the security at March 31, 2000 and amount we received upon its sale during the three months and nine months ended September 30, 2000, was $209,545 and $255,696, respectively. The unrealized loss on trading securities was $338,050 and $2,731,296, respectively, for the three months and nine months ended September 30, 2000. Unrealized loss on trading securities is the difference in the fair market value of the stock at September 30, 2000 from its fair market value at June 30, 2000, as to the three months ended, and December 31, 1999 as to the nine months ended. The non-cash loss is a result of the decrease in the market value at September 30, 2000 compared to December 31, 1999 of holdings in the common stock of the BigHub.com, Inc.

         As a result of all the above, we reported a net loss of $765,831 and $3,773,961, respectively, for the three and nine months ended September 30, 2000 from the comparable periods in fiscal 1999.

Liquidity and Capital Resources

         We have a working capital deficit of $372,822 at September 30, 2000 as compared to working capital of $2,210,254 at December 31, 1999. Approximately $3,046,293 of the decrease in working capital is attributable to a decrease at September 30, 2000 in the market value of our holdings in the BigHub.com, Inc. from the market value of those securities at December 31, 1999.

         Our principal sources of capital during the first nine months of fiscal 2000 were from stockholder advances totaling $204,450 and proceeds from the sale of investment securities of $59,311. Other than working capital which is available to us from the liquidation of the marketable equity securities we own in the BigHub.com, Inc. and working capital generated from our operations, we currently have no source for working capital to fund our current operations. In order to provide sufficient cash to fund our operations at their current levels, we may be forced to continue liquidating the marketable securities we hold in the BigHub.com, Inc. at a time when the stock price of the BigHub.com is lower than it has been in recent months.

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

         As a result of the uncertainty in our ability to raise sufficient capital to continue the implementation of our business plan, we have begun to explore opportunities for a business combination with an operating company. Because of our limited revenues and need for additional capital to further develop our businesses, it is possible that such a business combination, if pursued, may result in a change of control of Techlabs. As of the date of this quarterly report, we have no binding agreements or understandings regarding any merger or acquisition transactions with any third parties, and we are unable to predict at this time the terms or conditions of any proposed business combination if we should elect to pursue this strategy.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 2000 Techlabs filed a complaint against Xpedior, Inc., Techlabs, Inc. vs. Xpedior, Inc., case number 00-015612(14), in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging breach of contract related to its engagement to complete the Beta portion of a website, including determining the requirements, designing and developing the program. In its complaint, Techlabs is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. In October 2000 Xpedior filed an answer, affirmative defenses and counterclaim against Techlabs in which Xpedior claims Techlabs' breach of the contract for failure to pay Xpedior an additional $172,050 which it alleges is due under the contract. Xpedior is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. At this juncture, Techlabs cannot accurately predict the outcome of this litigation, or provide an estimate of the amount or range of potential loss to it, if any.

Item 2.  Changes in Securities and Use of Proceeds.

         During the three months ended September 30, 2000, an officer and director of Techlabs exercised outstanding options to acquire 20,000 shares of common stock which had been previously granted to him under Techlabs' 1999 Stock Incentive Plan. The employee is an accredited investor.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

         In October 2000 Techlabs entered into an Exclusive License Agreement with Outcome Mail, N.V. covering Techlabs' StartingPoint.com and Interplanner.com web sites. Under the terms of this agreement, Outcome Mail was granted an exclusive license to operate these web sites and in conjunction therewith is responsible for paying all costs associated with the maintenance, hosting, upgrades and similar costs. As compensation for their services, Outcome Mail is entitled to retain 75% of the net revenues from these sites. Techlabs retains the rights to the existing revenue streams prior to the date of the license, as well as all intellectual property rights associated with these sites.

         A copy of this one year license agreement is attached as Exhibit 10 to this Quarterly Report on Form 10-QSB.

         On November 13, 2000 Jayme Dorrough was elected to Techlabs' board of directors. Mrs. Dorrough is the sole officer and sole director of Yucatan Holding Company, a Florida corporation which is a principal shareholder of the Techlabs'. Mrs. Dorrough, 32, has been an officer and director of Yucatan Holding Company, a corporate holding company, since 1994.

Item6.   Exhibits and Reports on Form 8-K.

         (a)        Exhibits

No.                 Description

10                  Exclusive  License  Agreement  dated October 12, 2000 by and
                    between    Techlabs,    Inc.,    StartingPoint.com,    Inc.,
                    Interplanner.com, Inc., and Outcome Mail, N.V.

27                  Financial Data Schedule

         (b)        None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Techlabs, Inc.,
                                          a Florida corporation

Date: November 9, 2000                    /s/ Thomas J. Taule
                                          --------------------------------------
                                          Thomas J. Taule,
                                          President and Chief Executive Officer

                                INDEX TO EXHIBITS

No.                 Description

10                  Exclusive  License  Agreement  dated October 12, 2000 by and
                    between    Techlabs,    Inc.,    StartingPoint.com,    Inc.,
                    Interplanner.com, Inc., and Outcome Mail, N.V.


27                  Financial Data Schedule