Form 10KSB
period 2000-12-31
TECHLABS INC
filed 2001-04-16
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      Date of Report (Date of earliest event reported) - December 31, 2000

                                 Techlabs, Inc.

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


                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      none
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable


                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                  Common Stock
                                (Title of Class)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $ 82,800 for the 12 months ended December 31, 2000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on April 12, 2001 is approximately $1,997,504.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 12, 2001, 2,425,793 shares of common stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2000
                                 TECHLABS, INC.



Item.                                                                   Page No.
-----                                                                   --------
Part 1
Item 1.    Business............................................................1
Item 2.    Description of Property............................................16
Item 3.    Legal Proceedings..................................................17
Item 4.    Submission of Matters to a Vote of Security Holders................17

Part II
Item 5.    Market for Common Equity and Related Stockholder Matters...........17
Item 6.    Management Discussion and Analysis or Plan of Operation............18
Item 7.    Financial Statements...............................................20
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........................................20

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................21
Item 10.   Executive Compensation.............................................22
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....24
Item 12.   Certain Relationships and Related Transactions.....................26
Item 13.   Exhibits and Reports on Form 8-K...................................26





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

         When used in this Annual Report on Form 10-KSB, "Techlabs,", "we," "our," and "us" refers to Techlabs Inc. and our subsidiaries and/or divisions Interplanner.com, Inc. ("Interplanner"), StartingPoint.com, Inc. ("MyStartingPoint"), InternetChic Marketing, Inc. ("InternetChic Marketing") and 121, Inc. (121).

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

         Our fiscal year end is December 31 and our executive offices are located at 2400 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309, telephone number is 954-630- 0027. Our web sites are located at www.interplanner.com, www.mystartingpoint.com and www.internetchic.com. The information contained on these web sites are not part of this annual report.

Business Strategy

         Our business strategy includes the internal development and operation of wholly- owned or majority owned-subsidiaries, as well as making investments in other companies, with a primary focus on the Internet industry. Our strategy also envisions opportunities for synergistic business relationships among the companies. At December 31, 2000, our wholly-owned subsidiaries included Interplanner.com and StartingPoint.com. In January 2001 we acquired 121, Inc., and in February 2001 we acquired ReferEveryone.com. At December 31, 2000 we held investments in two Internet companies, TheBigHub.com, Inc. and Focalex, Inc.

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

Our products and services include the following:

Interplanner.com      Free online calendar and personal
                      information  management service

MyStartingPoint       Full service Internet portal

InternetChic          Marketing Business-to-business marketing solution provider

121, Inc.             Product and services direct marketing organization

ReferEveryone.com     Product and services direct marketing organization



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

- real-time interactive meeting, data collaboration, telephony, video and messaging services; and

- information and ticket buying services for over 350,000 live and visual arts events and exhibitions.

         We have entered into agreements with certain content providers, which range in term from one to two years, and generally entitle us to earn advertising scaled revenues. In some instances, these content agreements require us to pay a flat monthly and/or minimum fee for use of the content, or, in the case of the agreement with Inktomi, 60% of the transaction fees and advertising revenues we receive from the shopping portion of the site.

         We believe the calendar sites such as Interplanner that can offer a wide range of features and ancillary services derive their value due from what industry analysts have termed their "sticky" nature. We believe users have a reason to both visit often and remain at the site for long periods of time, thus providing content providers, Internet Service Providers, e-commerce merchants and online advertisers with a targeted channel to a dedicated set of Internet users.

         We also believe that the personal information management tools offered by Interplanner can potentially be used to enhance the level of services offered by direct marketing operations to their marketing representatives and their sales teams. We believe that the availability of such functions to marketing representatives and their sales teams may provide an additional incentive for such individuals to become aligned with our existing direct marketing operations, as well as any direct marketing operations we may acquire or develop in the future.


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

         In December 1999 we purchased certain assets of StartingPoint ,L.L.C. from Yesmail.com, Inc., including its rights under various contracts. We issued Yesmail.com, Inc. 12,500 shares of our common stock as consideration for the assets. At that time, we guaranteed that the 12,500 shares of our common stock would be worth at least $1.5 million on the first anniversary date of the purchase. If the market value of those shares was less than $1.5 million, based on the agreement, we would have to issue Yesmail.com, Inc. additional shares of our common stock to equal this valuation. We also granted Yesmail.com, Inc. certain registration rights for these shares. The agreement also contained a one year non- compete by Yesmail.com, Inc. in which it agreed to not invest in nor develop for its own us an Internet directory/portal or like web site substantially similar to StartingPoint.com.

         The Company, however, contends that there was a breach of the original agreement in the failure of Yesmail.com to deliver certain mailing lists, which we considered a part and parcel of the acquired assets. It is management's view that we will be able to resolve the dispute without litigation. Due to the lost revenue from the mailing list, we assessed the related assets for recoverability and recorded a loss from impairment of $633,333.

         At the time of the acquisition, StartingPoint.com was an outsourcer of "permission" or "opt-in" email marketing services. In February 2000 we began the process of rebranding and enhancing the site with the formal rollout of its new name, MyStartingPoint.com.

         In January 2000, we entered into an agreement with 24/7 Media, Inc., one of the largest Internet media companies. Under the terms of the agreement, 24/7 Media is now acting as our representative for the sale and placement of banner advertising, and is serving all site banner ads. We earn a monthly royalty based upon a percentage of adverting sales revenue received by 24/7 Media, Inc. In March 2000 we entered into an agreement with Ants.com to provide us with a knowledge-project outsourcing marketplace service to match project managers who want to outsource projects with independent consultants/knowledge workers. We believe this ancillary service helps to generate additional traffic to the MyStartingPoint web site.


InternetChic Marketing

         During the first quarter of fiscal 2000, we launched InternetChic Marketing, a business-to-business marketing solution provider focused on developing and implementing Internet marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies. Underlying InternetChic Marketing's strategic direction is the building of proprietary databases that will position the company to develop a significant presence in the "Opt-In" email business. Opt-In email, also known as
"Permission" email, which brings businesses and e-marketer together with consumers who have given their permission to receive promotional messages targeted to their interests.

         Among the tools that InternetChic Marketing plans to utilize on behalf of clients include e-newsletters and direct email marketing messages, both of which will be directed to InternetChic Marketing's proprietary database of email addresses for Internet users who have opted to receive such messages.

         Because we view Opt-in e-mail marketing as an important tool, our strategy is centered around InternetChic Marketing developing a significant presence in that market. Additional tools that InternetChic Marketing may utilize on behalf of clients and members include e- newsletters and direct email marketing messages, both of which will be directed to InternetChic Marketing's proprietary database of email addresses for Internet users who have opted to receive such messages.

121, Inc.
ReferEveryone.com

         In January 2001 we acquired 121, Inc., and in February 2001 we acquired ReferEveryone.com. These product and services direct marketing companies are seeking to capitalize on opportunities in the e-commerce market by utilizing a direct marketing methodology known as Internet Direct Selling, which traditionally has been known as multi-level marketing. This methodology focuses primarily on viral marketing in an effort to capture marketing exposure in a cost effective manner. We believe that Web enabled viral marketing offers lower marketing cost than many traditional marketing and advertising methods, therefore offering the potential for more favorable margins.

         Viral marketing often consist of these following practices to promote products and services:

-      Web Links:  Forming  a  group  with  similar  interests and incorporating
       links   to  each  others  sites  in  order to  develop  a  greater online presence.

- Advertising Exchange: Allowing parties to exchange a banner advertisement on a site for the exchange of placement advertisement on their site.

-      Email Marketing: The use of Internet email to market develop  a  presence
       among  friends,   family,   business associates,  acquaintances and other
       groups individuals.

         Through the use of viral marketing, 121 is seeking to build a network of independent distributors - the 121 Marketing Community - who will then reach out to potential customers in order to sell a variety of valued priced consumer and business products and services. Members of 121's Marketing Community will enjoy benefits that include: their own online web site, known as a Personal Profit Portal, through which they will offer 121's products and services, professional training and support; a commission plan based on products, services and memberships they sell; and real-time sales and commission reports delivered online. Independent distributors who join the 121 Marketing Community pay an initial membership fee, which covers delivery of their own Personal Profit Portal and offers them access to various member benefits, including 121's proprietary products and services. Community members, beginning in the second month of participation, then pay a recurring monthly fee, which includes monthly hosting charges for their Personal Profit Portal.

Also though the use of viral marketing, ReferEveryone.com is seeking to build a network of independent distributors. However, ReferEveryone.com provides membership in its marketing network free of charge, giving such members access to various consumer products at discount prices. Members of ReferEveryone.com member network have the opportunity to build their own income producing business by referring new members, which allows them to earn commissions on all purchases made by the referee. ReferEveryone.com believes that the free membership aspect of its program is an important distinction that differentiates its approach from other Internet Direct Selling businesses.

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

        The software maintenance and upgrades for both Interplanner and MyStartingPoint are managed by the company, as well as through warranty service provided by Sun Microsystems, and MyStartingPoint's hardware and software maintenance and upgrades are managed through an open-ended long term contract with focusCORE, Inc.

        All Interplanner hardware is hosted under a year-to-year open-ended collocation agreement with Uunet Technologies, and located in their data center in Tysons Corner, Virginia. Uunet constantly monitors all network activity across their entire backbone, and has in place around the clock system engineers.

         All MyStartingPoint hardware is hosted under a year-to-year open-ended collocation agreement with focusCORE, and located in their data center in Irvine, California. focusCORE constantly monitors all network activity.

Investments


 We hold investments in the following companies:


  Company Name                  Description of its Business

  The BigHub.com, Inc.          a   business-to-business   e-commerce   solution
                                provider that delivers private branding content for high-traffic Internet companies

  Focalex, Inc.                 privately held company engaged in the Opt-in" or
                                "permission" e-mail direct marketing business


         We purchased 1 million shares of the preferred stock of The BigHub.com, Inc. in April 1999 for $627,000 in cash and 12,500 shares of our common stock valued at $2,250,000. This represented an aggregate purchase price of
$2,877,000. Contemporaneously with the transaction, the shares of preferred stock were converted into 1 million shares of The BigHub.com's common stock. On December 31, 2000, the common shares of The BigHub.com still held by our Company were valued at $16,530. On April 12, 2000, the last sale price of The BigHub.com's common stock as reported on the OTC Bulletin Board was $0.02.

         In May 1999 we purchased 50,000 shares of convertible preferred stock of Focalex, Inc. for $50,000 in cash. Focalex, Inc. is a privately-held company and we believe our investment represents approximately 5% of its issued and outstanding common stock.

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

Intellectual Property

         Our success depends in part on our ability to protect our intellectual property. We rely upon a combination of trade secret, copyright and trademark laws to protect our intellectual property. Except where we have granted third parties contractual rights to use our intellectual property, we limit access to, and distribution of, and other proprietary information. However, the steps we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect unauthorized uses of and take appropriate steps to enforce its intellectual property rights. We can give no assurance that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

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


Employees

         As of April 12, 2001, we have three full-time employees all of whom are our management. None of our employees are represented by a labor union, and we are not governed by any collective bargaining agreements. In our opinion, we have a satisfactory relationship with our employees.

         In the future we anticipate that we will expand our employee base with the hiring of additional employees in the areas of programming, technical support, customer service and administrative. We do not presently anticipate any difficulties in hiring these additional employees.


Risk Factors

We have a history of losses and only recently emerged from the development stage.

         We have a cumulative revenues from inception (May 26, 1998) until December 31, 2000 of $84,475 and a cumulative loss of $5,407,890. We will continue to incur losses in the future. The business model for each of our subsidiaries continues to evolve and relies substantially upon the ability to build web site user bases, the sale of advertising on the web, the ability to derive revenue from affiliate agreements, and the ability to develop key strategic partnerships. Results of operations in the future will be influenced by numerous factors including, among others, expansion, our ability to drive traffic to our various web sites, to attract strategic alliances, provide superior customer service and retain qualified personnel. We may incur problems, delays, expenses and difficulties during this stage, many of which may be beyond our control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates.

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

- exposure to unforeseen liabilities of acquired companies; and the potential issuance of securities in connection with future acquisitions, which securities may dilute the holders of our currently outstanding securities.

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

         While we anticipate that we will begin to increase revenues from our operations during fiscal 2001, we will also be required to raise additional capital during the next 12 months to satisfy our cash requirements. Other than capital which may available to us by liquidating an additional portion of our investment in The BigHub.com, Inc., we currently have no source for additional capital. We will in all likelihood seek to raise additional capital through the sale of equity securities. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

We may be required to issue additional shares of our common stock to Yesmail.com, Inc.

         We had guaranteed that the 12,500 shares of our common stock issued to Yesmail.com, Inc. in connection with our purchase of StartingPoint.com would be worth at least $1.5 million on the first anniversary date of the purchase in December 2000. Based on the agreement, if the market value of those shares was less than $1.5 million, we had agreed to issue Yesmail.com, Inc. additional shares of our common stock to equal this valuation. At December 31, 2000, based upon the closing price of our common stock on that date, we would have been obligated to issue Yesmail.com, Inc. an additional 829,545 shares of our common stock. If we are required to issue Yesmail.com, Inc. additional shares of our common stock in December 2000, this issuance will dilute the interests of our other stockholders.

         We also contend that there was a breach of the original agreement in the failure of Yesmail.com to deliver certain mailing lists, which we considered a part and parcel of the acquired assets. It is management's view that the we will be able to resolve the dispute without litigation. Due to the lost revenue from the mailing list, we assessed the related assets for recoverability and recorded a loss from impairment of $633,333.


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



Item 2.           Description of Property

         Our principal executive offices are located in executive suite office space in Ft. Lauderdale, Florida under a lease which expires in December 2001. Our annual base rental expense is approximately $2,100.

Item 3.           Legal Proceedings

         We are not a party to any material legal proceedings.


Item 4.           Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Beginning March 1999, our common stock traded on OTC Bulletin Board under the symbol TKLB. Pursuant to a one-for-twenty reverse split of our common stock effected on December 13, 2000, as of that date our common stock began trading on the OTC Bulletin Board under the symbol TCLB. The following table sets forth the high and low closing sales prices for our common stock, adjusted to reflect the aforementioned reverse split, as reported by the OTC Bulletin Board for the period indicated.


                                                  High               Low

Fiscal Year Ended December 31, 2000

First Quarter                                    $ 90.00            $ 58.75
Second Quarter                                   $ 67.50            $ 11.88
Third Quarter                                    $ 16.26           $   2.80
Fourth Quarter                                  $   5.62           $   1.30

Fiscal Year Ending December 31, 2001

First Quarter                                    $  4.00           $  1.125


On April 12, 2001, the closing price of our common stock as reported on the OTC Bulletin Board was $1.42. At April 12, 2001, we had approximately 45 record shareholders; however, we believe that we have in excess of 300 beneficial owners of our common stock.

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



Item 6.           Management's Discussion and Analysis or Plan of Operation

Overview

General

         Our business strategy includes the internal development and operation of wholly-owned or majority owned-subsidiaries, as well as making investments in other companies, with a primary focus on the Internet industry. Our strategy also envisions opportunities for synergistic business relationships among the companies. At December 31, 2000, our wholly-owned subsidiaries included Interplanner.com and StartingPoint.com. In January 2001 we acquired 121, Inc., and in February 2001 we acquired ReferEveryone.com. At December 31, 1999 we held investments in two Internet companies, TheBigHub.com, Inc. and Focalex, Inc.


Plan of Operation

         Our current plan of operation includes continuing to expand the number of users for our online properties, StartingPoint.com and Interplanner.com so that we may increase revenues from advertising and e-commerce. We also believe that an expansion of the user bases for each of these properties will serve to increase their underling. To accomplish this, during the past year we continued to seek opportunities to increase and improve the content on our online properties. In February 2000, we rebranded and enhanced the StartingPoint.com site with the formal rollout of its new and now current name, MyStartingPoint.com. In February 2000 we also formed InternetChic Marketing in order to offer Internet direct marketing and web site traffic building programs to other companies. Finally, in January 2001 we acquired 121, Inc. as part of an effort to further diversify our operations into the direct marketing industry.

         During fiscal 2001 we will seek to continue to expand our interests in the direct marketing industry through the growth of our recently acquired businesses, 121, Inc. and ReferEveryone.com, focusing on expanding the number of sales representatives in their respective marketing network. We will also seek to enter into agreements with other companies who can provide products that can be sold by our direct marketing sales representative. We may also consider the acquisition of additional businesses engaged it the network marketing segment of the direct marketing industry.

         Our strategy in network marketing segment of the direct marketing industry includes the use of the technology platforms underlying our Interplanner.com and MyStartingPoint.com web sites as support mechanisms for the people-based sales representative networks that are essential to the direct marketing operations of 121, Inc and ReferEveryone.com, as well as any businesses we may acquire in the future. In particular, our 121, Inc. subsidiary will be incorporating some of the underlying technology of our StartingPoint.com online property as an element in the Personal Profit Portals that are offered to sales representatives as part of membership in the 121 Marketing Community sales network.



Results of Operations

Year Ended December 31, 2000 Compared With the Year Ended December 31, 1999

         For the year ended December 31, 2000, the Company had revenue of $82,800 and reported a loss of ($5,130,195), or ($11.49) per share. This compares to a loss of ($277,695), or ($0.84) per share, and revenue of $1,675 for the fiscal year ended December 31, 1999. The increase in revenue in the year ended December 31, 2000 primarily reflects sales of banner advertising and rentals of opt-in email lists by its StartingPoint.com subsidiary, which was acquired in December 1999.

         The increase in loss in the year ended December 31, 2000 reflects non-cash charge in the amount of $1,021,933 in order to write-down the value of the Company's Interplanner.com and MyStartingPoint.com web sites; the recognition of a non-cash loss of $433,891 on the value of marketable securities sold by the Company during the year; and the recognition of an unrealized, non-cash loss of $2,614,335 stemming from the write-down of the value of marketable securities that are currently held by the Company. In comparison, in the year ended December 31, 1999, the Company's net results benefited from an unrealized gain of $253,000 on marketable securities it held.

         Operating expenses increased in the year ended December 31, 2000 to $1,142,836 from $520,521 in the year ended December 31, 1999, which primarily reflects the Company's emergence from the development stage and costs resulting from the operation of its Interplanner.com web site that was formally launched during the first quarter of 2000, as well as costs associated with the operation of its MyStartingPoint.com web site. The non-cash portion of the Company's operating expenses totaled $358,575 in the year ended December 31, 2000, compared to $156,000 in the year ended December 31, 1999.

Liquidity and Capital Resources

         During the year ended December 31, 2000, the Company's net cash position increased by $11,812. The Company generated $204,450 from loans from stockholders and $65,244 in proceeds from the sale of stock in The BigHub. The Company used $257,883 to finance its operating activities. The Company also recognized an unrealized loss of $2,614,335 on the value of marketable equity securities it presently holds as a current asset. This contributed to a working capital deficit of $302,042 as of December 31, 2000, compared to working capital of $2,943,195 as of December 31, 1999.

         The Company has incurred cumulative losses from inception (May 26, 1998) until December 31, 2000 of $5,407,890. The Company may continue to incur losses in 2001 and has yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Although a substantial portion of the Company's net loss is attributable to non-cash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.

         We believe that the commercial success and profitability of the Company will depend significantly on its ability to attract and provide services to Internet users, increase the number of visitors to our current web sites, increase the name recognition of the Company, and increase the variety of unique products sold on our web sites. We are attempting to raise additional equity financing to sustain operations until we can market the Company's services, expand our customer base and achieve profitability. However, there can be no assurance this will occur. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.



Item 7.           Financial Statements

         Our financial statements are contained in pages F-1 through F-14 which are included later in this annual report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  None.

                                  TECHLABS INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page

Independent Auditors' Report............................................     F-2

Consolidated Balance Sheets.............................................     F-3

Consolidated Statements of Income.......................................     F-4

Consolidated Statements of Stockholders' Equity.........................     F-5

Consolidated Statements of Cash Flows...................................     F-6

Notes to Consolidated Financial Statements..............................     F-7

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Techlabs, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Techlabs, Inc. (a Florida Corporation) and its Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Techlabs, Inc. and its Subsidiary as of December 31, 1999, were audited by other auditors who merged with Rodefer Moss & Company, PLLC as of January 1, 2001, whose report dated February 17, 2000 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Techlabs, Inc. and Subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RODEFER MOSS & COMPANY, PLLC

Certified Public Accountants

Knoxville, Tennessee
April 11, 2001

                          TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


                                                   2000                1999
                                             ----------------    ---------------
ASSETS

Current Assets
  Cash                                       $        11,812     $            -
  Prepaid expenses                                         -             75,000
  Marketable equity securities                        16,530          3,130,000
                                             ----------------    ---------------

            Total Current Assets                      28,342          3,205,000

Web Sites, Property and Equipment,  net              301,116          1,112,218

Intangible and Other Assets
  Deposits and other                                   5,503              5,503
  Investment securities                               50,000             50,000
  Intangibles, net                                   377,778          1,000,000
                                             ----------------    ---------------

                                             $       762,739     $    5,372,721
                                             ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable & accrued expenses        $       330,384     $      261,805


Long-term Notes Payable to Stockholders              337,391            732,941

                                             ----------------    ---------------
            Total Liabilities                        667,775            994,746

STOCKHOLDERS' EQUITY
  Preferred stock - special class A
   ($.001 par value, 12,500,000 authorized
   12,500,000 and 9,000,000 shares issued
   and outstanding)                                   12,500              9,000
  Common stock ($.001 par value, 2,500,000
   shares authorized, 2,076,002 and 366,750
   shares issued and outstanding)                      2,076                367
  Additional paid-in capital                       5,488,278          4,646,303
  Accumulated deficit                             (5,407,890)          (277,695)

                                             ----------------    ---------------

            Total Stockholders' Equity                94,964          4,377,975

                                             ----------------    ---------------

                                             $       762,739     $    5,372,721
                                             ================    ===============



   The accompanying notes are an integral part of these financial statements.
                                      F-3

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended December 31, 2000 and 1999

                                                        2000            1999
                                                   -------------    ------------
Revenue
   Net revenues                                    $     82,800     $     1,675

Selling, general and administrative
  expenses                                            1,142,836         520,521
                                                   -------------    ------------

Operating loss                                       (1,060,036)       (518,846)

Other Income (Expense)
   Impairment of long lived asset                    (1,021,933)              -
   Realized loss on trading securities                 (433,891)              -
   Unrealized (loss) gain on trading securities      (2,614,335)        253,000
                                                   -------------   -------------

     Total other income (expense)                    (4,070,159)        253,000

Loss before provision for income taxes
   and cumulative effect of change
   in accounting principle                           (5,130,195)       (265,846)

Provision for income taxes                                    -               -
                                                   -------------   -------------

Loss before cumulative effect of change
   in accounting principle                           (5,130,195)       (265,846)

Cumulative effect of change in accounting
   principle                                                  -         (11,849)
                                                   -------------   -------------

Net Loss                                           $ (5,130,195)   $   (277,695)
                                                   =============   =============



Earnings per share:
  Basic and diluted loss per common share          $     (11.49)   $      (0.84)
                                                   =============   =============

Basic and diluted weighted average shares
  outstanding                                           446,444         331,806











   The accompanying notes are an integral part of these financial statements.
                                      F-4

                                                   TECHLABS, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                               Years Ended December 31, 2000 and 1999



                                         Preferred Stock            Common Stock           Additional
                                       ------------------------ ------------------------    Paid-In      Accumulated
                                        Shares         Amount      Shares        Amount      Capital        Deficit         Total
                                       -----------  ----------- -------------  --------- -------------  --------------- ------------
Balance, January 1, 1999, audited               -   $        -        55,000   $     55  $     25,945   $            -  $    26,000

February, 1999:
  Issuance of restricted shares
    to founders for $1,500 cash and
    $118,500 in compensation.                                         75,000         75       119,925                       120,000
  Conversion of common
    shares into preferred shares        9,000,000        9,000       (50,000)       (50)       (8,950)                            -

Issuance of shares under private
  placement offerings -
    March 1999, at $2 per share
      net of offering costs of $7,830                                250,000        250       491,920                       492,170
    April 1999, at $20 per share                                      11,500         12       229,988                       230,000

April, 1999 issuance of:
  Restricted shares for services                                         250          -        37,500                        37,500
  Shares for investment securities                                    12,500         13     2,249,987                     2,250,000

December, 1999:
  Shares issued in asset acquisition                                  12,500         12     1,499,988                     1,500,000

Net loss and comprehensive loss                                                                               (277,695)    (277,695)
                                       -----------  ----------- -------------  --------- -------------  --------------- ------------

Balance, December 31, 1999              9,000,000        9,000       366,750        367     4,646,303         (277,695)   4,377,975

Shares issued for services                                             9,252          9       247,175                       247,184

Conversion of notes payable to
  preferred stock                       5,200,000        5,200                                594,800                       600,000

Conversion of preferred stock
  to common stock                      (1,700,000)      (1,700)    1,700,000      1,700                                           -

Net loss and comprehensive loss                                                                             (5,130,195)  (5,130,195)
                                       -----------  ----------- -------------  --------- -------------  --------------- ------------

Balance, December 31, 2000             12,500,000   $   12,500     2,076,002   $  2,076  $  5,488,278   $   (5,407,890) $    94,964
                                       ===========  =========== =============  ========= =============  =============== ============





                                  The accompanying notes are an integral part of these financial statements
                                                                  F-5

                                           TECHLABS, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                        Years Ended December 31, 2000 and 1999

                                                                                2000                   1999
                                                                         -------------------    -------------------
Operating Activities
  Net loss                                                               $       (5,130,195)    $         (277,695)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Unrealized loss (gain) on securities                                          2,614,335               (253,000)
    Realized loss on securities                                                     433,891
    Cumulative effect of change in accounting principle                                   -                 11,849
    Common stock issued for compensation                                            247,184                156,000
    Fixed asset impairment                                                        1,021,933                      -
    Amortization and depreciation                                                   411,391                      -
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                                        75,000                (75,000)
      Increase in accounts payable                                                   68,579                260,956
                                                                         -------------------    -------------------
        Net Cash Used in Operating Activities                                      (257,883)              (176,890)

Investing Activities
  Web site development costs                                                              -               (612,218)
  Purchase of marketable securities                                                       -               (677,000)
  Proceeds from stock sales                                                          65,244                      -
  Deposits                                                                                -                 (5,503)
                                                                         -------------------    -------------------
        Net Cash Used in Investing Activities                                        65,244             (1,294,721)

Financing Activities
  Advances from stockholders                                                        204,450                707,941
  Repayments to stockholders                                                              -                (10,000)
  Advances from officers                                                                  -                 35,000
  Proceeds from sale of stock                                                             -                723,670
                                                                         -------------------    -------------------
        Net Cash Provided by Financing Activities                                   204,450              1,456,611
                                                                         -------------------    -------------------

          Change in Cash and Cash Equivalents                                        11,812                (15,000)

Cash and cash equivalents, beginning of period                                            -                 15,000
                                                                         -------------------    -------------------

Cash and cash equivalents, end of period                                 $           11,812     $                -
                                                                         ===================    ===================






                        The accompanying notes are an integral part of these financial statements.
                                                        F-6

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND BUSINESS
Business Techlabs Inc. (formerly a Development Stage Company) was organized under the laws of the State of Florida on May 26, 1998. Techlabs, Inc. ("Techlabs" or the "Company") is in the business of developing, acquiring and operating Internet and fulfillment services companies whose products and services are focused on the Internet. The Company's approach to accomplishing its goals is predominantly through investments in or marketing alliances with other Internet companies that have demonstrated synergism with Techlab's core business. To a lesser extent, the Company will also effect strategies via the internal development and operation of majority owned subsidiaries. Through its wholly owned subsidiaries, the Company has an on-line calendar site
(www.interplanner.com) and an on-line portal and search engine (www.mystartingpoint.com).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $5,130,195 for the year ended December 31, 2000. In addition, as of December 31, 2000, the Company has a working capital deficiency of $302,042. Although a substantial portion of the Company's net loss is attributable to noncash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to internet users, (ii) increase the number of visitors to its current web site,
(iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site. Management is attempting to raise additional equity financing to sustain operations until it can market its services, expand its customer base and achieve profitability. However, there can be no assurance this will occur.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interplanner.com, Inc. and Mystartingpoint.com, Inc. All material intercompany transactions have been eliminated.

Revenue Recognition The Company's revenues derive primarily from the delivery of advertising impressions through its own or third party web-sites. Revenue is recognized in the period the impressions are delivered.

Property and Equipment Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

Web Site Development Costs The Company accounts for costs incurred in connection with the development of its web sites in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involve acquiring hardware and/or developing software to operate the web site are capitalized. Fees paid to an Internet service provider for hosting the web site on its servers connected to the Internet are expensed.

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other costs incurred during the operating stage, such as training, administration costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of the web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years.

On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including costs in excess of net assets of subsidiaries acquired. During this review, the Company reevaluates the significant assumptions used in assessing the carrying cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether any adjustment is required for permanent impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition.

Impairment of Long-Lived Assets The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts.

Intangibles Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful lives of the related assets.

Investment Securities Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities. Investments for which there is no readily determinable market value are included on the accompanying December 31, 2000 and 1999 balance sheets among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

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

Income Taxes The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) per Share The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and those differences could be material.

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

NOTE 3 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, became effective for the Company in 1999. SOP 98-5 required the Company to expense previously capitalized costs. The effects of applying SOP 98-5 have been reported as a cumulative effect of a change in accounting principles in its 1999 financial statements.

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
During the years ended December 31, 2000 and 1999, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company issued 9,252 and 250 shares of its common stock, valued at $247,175 and $37,500, for services during the year ended December 31, 2000 and 1999, respectively.

(b) The Company converted notes payable to stockholders totaling $600,000 to 5,200,000 shares of preferred stock during the year ended December 31, 2000.

(c) The Company converted 1,700,000 shares of preferred stock into a like amount of common stock during the year ended December 31, 2000.

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE (continued)
(d) The Company issued 75,000 shares of its restricted common stock as founders' stock, valued at $118,500, in payment of compensation to an officer of the Company during the year ended December 31, 1999.

(e) The company issued 12,500 shares of its common stock valued at $2,250,000 in connection with the acquisition of marketable equity securities during the year ended December 31, 1999.

NOTE 5 - INVESTMENT SECURITIES

In April 1999, the Company purchased 1,000,000 shares of preferred stock in TheBigHub.com, Inc. for $627,000 in cash. In addition, the Company issued 12,500 shares of its common stock valued at $2,250,000 primarily in consideration for the conversion of the preferred stock for an equal number of shares of TheBigHub.com, Inc. common stock. Additionally the Company entered into a marketing alliance with the Big Hub.com. These marketable equity securities contain legal restrictions, which began lapsing in April 2000, and limited the number of shares that could be disposed of at any one time by the Company. Management's intent is to liquidate its position in these securities in the near term. Accordingly, these securities are classified as trading securities and are comprised as follows:

Among Current Assets:                                  2000             1999
                                                ---------------  ---------------
  Trading securities:
   Marketable equity securities, at cost        $    2,877,000   $    2,877,000
   Gross unrealized (loss) gain                     (2,860,470)         253,000
                                                ---------------  ---------------

   Marketable equity securities, at fair value  $       16,530   $    3,130,000
                                                ===============  ===============

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a nonpublic company. The investment was recorded at cost and is included in the balance sheet at December 31, 2000 and 1999 in other assets.

NOTE 6 - WEB SITES, PROPERTY AND EQUIPMENT

At December 31, 2000 and 1999, web sites, property, equipment are comprised as follows:
                                                       2000             1999
                                                  -------------  ---------------
 Capitalized web site costs                       $    223,618   $      612,218
 Hardware and computer equipment                       288,889          500,000
                                                  -------------  ---------------

                                                       512,507        1,112,218
 Less: Accumulated depreciation and amortization      (211,391)               -
                                                  -------------  ---------------

                                                  $    301,116   $    1,112,218
                                                  =============  ===============

Depreciation and amortization were $411,391 and $0 for the years ended December 31, 2000 and 1999, respectively.

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 7 - INTANGIBLES

Included in intangibles at December 31, 2000 and 1999 are:

                                                    2000             1999
                                               ---------------   --------------
  Domain names, trade names and contracts
   of Mystartingpoint.com                      $      577,778    $   1,000,000
  Less: Accumulated amortization                     (200,000)               -
                                               ---------------   --------------

                                               $      377,778    $   1,000,000
                                               ===============   ==============


NOTE 8 - ACQUISITION OF ASSETS OF STARTING POINT, LLC

In December 1999, the Company completed its purchase of certain assets of Starting Point, LLC, from its parent company, Yesmail.com, Inc. (Yesmail), in exchange for 12,500 shares of the Company's restricted common stock. The purchased assets consist principally of search engine technologies, domain names, trade names and contracts related to Starting Point's web portal site and meta-search technology. As part of the purchase agreement, the Company guaranteed the value of its shares issued to Yesmail would have a minimum value of $1.5 million one-year after the date of the transaction (note 11).

The purchase price of $1,500,000 was allocated $500,000 to the web-site and $1,000,000 to intangibles consisting principally of domain names, trade names and contracts.

NOTE 9 - LOSS FROM IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss on its Internet search engine and web sites of $1,021,933 for the year ended December 31, 2000. Included in the loss is $633,333 in losses related to startingpoint.com as discussed in note 11. The balance of the loss of $388,600 related to the interplanner.com calendar site. Management determined that a write down was appropriate because its estimate of the undiscounted future cash flows exceeded the carrying value of the assets.

NOTE 10 - INCOME TAXES

As of December 31, 2000 and 1999, the Company had net operating loss ("NOL") carryforwards of approximately $2,000,000 and $500,000, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2018 through 2020. The Company has no other material temporary differences. Due to the uncertainties related to the extent and timing of its future taxable income, the Company has offset the deferred tax assets of approximately $800,000 and $200,000 as of December 31, 2000 and 1999, respectively, by equivalent valuation allowances as of December 31, 2000 and 1999.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As discussed at note 8, the Company acquired certain assets ("assets") in exchange for 12,500 shares of its restricted common stock. These shares carry with them "piggyback" registration rights. Additionally, the Company has guaranteed a minimum value of $1,500,000 for the 12,500 shares given in exchange for the assets, such value to be determined as of the close of trading one year from the date of the acquisition on December 7, 1999. Any deficiency in the price of the Company's common stock was to be satisfied through the issuance of additional shares. The closing price of the Company's stock at December 7, 2000

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 11 - COMMITMENTS AND CONTINGENCIES  (continued)

was $1.78, indicating a deficiency of approximately $1,477,735 between the guaranteed value and the value of the stock given at the transaction date. Based on the deficiency, the Company would otherwise be obligated per the agreement to issue an additional 829,545 shares of common stock. The Company, however, contends that there was a breach of the original agreement in the failure of Yesmail to deliver certain mailing lists, which the Company considered a part and parcel of the acquired assets. It is management's view that the Company will be able to resolve the dispute without litigation. Due to the lost revenue from the mailing list, the Company assessed the related assets for recoverability and recorded a loss from impairment of $633,333.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, certain stockholders in the Company provided cash advances to meet the Company's operational needs. These advances, net of repayments, totaled $204,450 and $697,941, in 2000 and 1999, respectively, and are included in the balance sheet under the caption "Due to stockholders." During the year ended December 31, 2000, the Company converted $600,000 of notes payable to stockholders to 5,200,000 shares of preferred stock.

NOTE 13 - STOCKHOLDERS' EQUITY

On February 24, 1999, the Company amended its Articles of Incorporation to reduce authorization of the Company's $.001 par value preferred voting stock from 20,000,000 to 10,000,000 shares and provided authorization for 25,000,000 shares of $.001 par value blank check preferred stock. Of the 25,000,000 authorized shares of blank check preferred stock, 12,500,000 shares were designated as Class A special preferred stock.

The participation rights of the Company's preferred stock in any dividends or liquidation proceeds are limited to one percent. Each share of preferred stock receives one vote in stockholder voting matters. At the sole option of the Company, the preferred stock may be redeemed in the Company's common shares at an exchange rate of one share of common stock for each share of preferred stock. At December 31, 2000 and 1999, there were no shares of this class outstanding.

The Class A special preferred stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A special preferred stock receives three votes in stockholder voting matters. Dividend and redemption features are determinable at the discretion of the board of directors. At December 31, 2000 and 1999, there were 12,500,000 and 9,000,000 shares of this class outstanding, respectively. No dividends have been declared to date.

In December 2000, the Company declared a 20:1 reverse stock split on all of its outstanding shares of common stock. The reverse split has been retroactively applied to all periods presented herein.

Other than those transactions disclosed in notes 4 and 8, the following occurred in 1999:

As part of the Company's strategy to protect it from unsolicited takeover attempts and to preserve its management team, during the year ended December 31, 1999, the Company converted 50,000 shares of the founders common stock into 9,000,000 shares of Class A special preferred stock.

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13 - STOCKHOLDERS' EQUITY (continued)

During 1999, the Company sold in a private placement exempt from registration, 250,000 shares of common stock. Available with these shares were options to purchase additional 175,000 shares also at a purchase price of $2 per share. These options were exercised in March resulting in aggregate proceeds to the Company from the two blocks of $492,170.

Also in 1999, the Company sold 11,500 shares of common stock at $20 per share in a private placement exempt from registration resulting in proceeds of $230,000 to the Company. In late March 1999, the Company's common shares began trading in the over-the-counter market.

As disclosed in note 4, on April 27, 1999, The Company issued 12,500 shares valued at $2,250,000 in connection with the acquisition of an investment in marketable securities of an Internet company. The shares issued were unregistered, and because of the size of the block, are subject to certain legal restriction on the number of shares that may be resold at one time by the holder.

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

In November 1999, the Company issued to its employees ISOs to purchase 13,750 shares of the Company's common stock at exercise prices ranging from $47.40 to $52.60 per share. These options are immediately vested and were exercisable through November, 2009.

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

                                                   1999
                                             ----------------

Net income (loss) - as reported              $      (277,695)
Net income (loss) - pro forma                       (653,520)
Earnings (loss) - as reported                $         (0.84)
Earnings (loss) - pro forma                            (0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: 110% volatility, expected life of the options of two years, zero dividend yield, and risk-free interest rate of 6.00%.

                         TECHLABS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 13 - STOCKHOLDERS' EQUITY (continued)

Information regarding the option plan for 2000 and 1999 is as follows:

                                         --------------          ---------------
Options outstanding,
   beginning of year                            13,750                        -
Options canceled                                13,750                        -
Options exercised                                    -                        -
Options granted                                      -                   13,750
                                         --------------          ---------------
Options outstanding,
   end of year                                       -                   13,750
                                         ==============          ===============

Option price range,
   end of year                                 n/a              $47.40 to $52.60
Option price range for
   exercised shares                            n/a                     n/a
Options available for
   grant at end of year                              -                   61,250
Weighted average fair
   value of options granted
   during the year                       $           -           $        27.40

The weighted average grant date fair value of options granted during 1999, all of whose exercise prices equaled or exceeded market value of the stock at date of grant, is $375,825, and the weighted average remaining contractual life for both options outstanding and options exercisable at December 31, 1999 was approximately ten years.

All options outstanding at the beginning of 2000 were canceled during the year.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of securities and options granted and the methods and assumptions used to determine those values are disclosed in Notes 2, 5 and 13.

The recorded amounts of cash equivalents, receivables, stockholder advances and accounts payable approximate their fair market values at the date of these financial statements. The Company has no investments in derivative financial instruments.

NOTE 15 - SUBSEQUENT EVENT

In January 2001, the Company purchased all of the outstanding common stock of 121, Inc. a Nevada Corporation, in exchange for its participation in developing a business plan and plan of operations for a new wholly owned subsidiary, 121TV.com, Inc. In conjunction with the transaction, the Company issued
4,897,500 shares of their preferred stock as signing bonuses to certain individuals. The regular preferred stock is convertible to common stock at the sole discretion of the Company. 121, Inc. is a product and services direct marketing company that is seeking to capitalize on opportunities in the E-Commerce market directed to the small business/home office market.

In February 2001, the Company purchased certain assets from Saibot Technology in exchange for 1,200,000 shares of restricted common stock. The assets acquired include the sellers URL Domain Name, which is known as ReferEveryone.com and all intellectual property rights related to the intellectual property.

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

         Name             Age                       Position


Thomas J. Taule            31          Chairman of the Board, President and CEO
Barry A. Rothman           46          Executive Vice President and Secretary
Mitch Petchenik            48          Vice President of Business Development
Jayme Dorrough             33          director


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

         Jayme Dorrough. Mrs. Dorrough has been director of our Company since December 2000. Mrs. Dorrough is also an officer and director of Yucatan Holding Company, a principal shareholder of the Company.

Compliance With Section 16(a) of the Exchange Act

         We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in September 1999. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2000 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 1999, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000.



Item 10.          Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our chief executive officer and each other executive officers serving as such whose annual compensation exceeded $100,000.


                                 Long-Term
                                 Annual Compensation                     Compensation Awards

Name and                                                                               Other Annual Restricted   Options/
All Other
Principal Position      Year      Salary   Bonus      Compensation       Stk Awds         SARs(#)      lTIP       Compen.
------------------      ----      ------   -----      ------------       --------         -------      ----       -------
Thomas J. Taule,        1998         -0-     -0-              -0-           -0-             -0-         -0-          0-
chairman and CEO        1999         -0-     -0-        $118,500 (1)        -0-             -0-         -0-          0-
                        2000    $42,500      -0-              -0-           -0-             -0-         -0-          0-

(1) Represents the value attributed to common stock issued to Mr. Taule as compensation.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2000

                                           Individual Grants
                  No. of Securities      % of Total Options
                     Underlying         Granted to Employees      Exercise      Expiration
Name               Options Granted         in Fiscal Year           Price          Date
------------------------------------------------------------------------------------------
Thomas J. Taule           -0-                    -0-                  --             --

                            AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2000
                                         AND YEAR-END OPTION VALUES

                                                     No. of Securities
                                                     Underlying Options             Value of Unexercised
                                                         Options at                In-the-Money options at
                                                     December 31, 2000               December 31, 2000
                       Shares                        -----------------               ------------------
                     Acquired on    Value
Name                   Exercise      Realized    Exercisable     Unexercisable       Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------
Thomas J. Taule           -0-           -0-          -0-              -0-                -0-             -0-


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

         Initially we reserved an aggregate of 75,000 shares of our common stock for issuance pursuant to options granted under the Plan ("Plan Options"). This amount is subject to increase on January 1 of each year by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. A compensation committee consisting of two or more outside directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. Because we do not have any outside directors at this time, the Plan is being administered by the board of directors.

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


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         As of April 12, 2001, there are 2,425,793 shares of our common stock and 12,500,000 shares of our Class A Special Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, and each share of Class A Special Preferred Stock is entitled to three votes, on all matters submitted to our shareholders for a vote and the shares vote together as one class. The following table sets forth, as of the close of business on April 12, 2001, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock and (b) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days of April 12, 2001 through the conversion or exercise of any security or other right. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 2400 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

Class A Special Preferred Stock

Name and                                      Amount of              Percentage
Address of                                   Beneficial                  of
of Beneficial Owner                      Ownership of Stock            Class
-------------------                      ------------------          ----------
Thomas J. Taule                               4,170,000                33%
Barry A. Rothman                                      0                  --
Mitchell Petchenik                                    0                  --
Jayme Dorrough (1)                                    0                  --
Yucatan Holding Company (1)                   8,330,000                67%
All officers and directors
as a group (four persons)                     4,170,000               100%


Common Stock

Name and                                      Amount of              Percentage
Address of                                   Beneficial                 of
of Beneficial Owner                     Ownership of Stock             Class
-------------------                     ------------------           ----------
Thomas J. Taule                              507,500                  20.9%
Barry A. Rothman                               4,500                     *
Mitchell Petchenik                             9,600                     *
Jayme Dorrough (1)                            10,000                     *
Yucatan Holding Company (1)                  487,500                  20.1%
Saibot Technologies Inc.                     300,000                  12.4%
All officers and directors
as a group (four persons)                  1,019,100                  42.0%


         *    represents less than 1%


(1) Mrs. Dorrough is an officer and director of Yucatan Holding Company and is the sole shareholder.

Item 12.          Certain Relationships and Related Transactions

         During fiscal 2000, Yucatan Holding Company, one of our shareholders, provided cash advances to us to meet our operational needs. These advances, net of repayments, totaled approximately $204,450 at December 31, 2000.



                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


      Exhibit            Description of Document
      -------            -----------------------
      3(i)               Articles of Incorporation, as amended (1)
      3(ii)              Bylaws (1)
      10(iii)            Stock Incentive Plan (2)
      22                 Subsidiaries of the registrant (1)


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

                             Techlabs, Inc.
                             By: /s/ Thomas J. Taule
                                 -----------------------------------------------
                                 President, Chief Executive Officer, Chairman of the Board and principal financial officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                            Title                        Date

 /s/ Thomas J. Taule                 President, Chief             April 12, 2000
---------------------------          Executive Officer and
Thomas J. Taule                      Chairman of the Board



 /s/ Barry A. Rothman                Executive Vice President     April 12, 2000
---------------------------          and director
Barry A. Rothman



/s/ Jayme Dorrough                   director                     April 12, 2000
---------------------------
Jayme Dorrough