Form 10QSB
period 2001-03-31
TECHLABS INC
filed 2001-05-21
CIK 1082530

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


     2400 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code: 954-630-0027


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2001, the registrant had issued and outstanding 2,375,643 shares of common stock.

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

         When used in this Quarterly Report on Form 10-QSB, "Techlabs,", "we," "our," and "us" refers to Techlabs Inc. and our subsidiaries Interplanner.com, Inc. ("Interplanner"), StartingPoint.com, Inc. ("MyStartingPoint"), InternetChic Marketing, Inc. ("InternetChic Marketing"), Tech Investments, Inc. ("Tech Investments"), Tech Capital, Inc. (Tech Capital), 121, Inc. (121), and ReferEveryone.com (ReferEveryone).

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page Number

Consolidated Balance Sheets at March 31, 2000
  (unaudited) and December 31, 2000                                   2

Consolidated Statements of Operations for the
  three months ended March 31, 2001 and 2000 (unaudited)              3

Consolidated Statements of Changes in Stockholders' Equity            4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2001 and 2000 (unaudited)                                   5

Notes to Consolidated Financial Statements (unaudited)                6

                                        TECHLABS, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets

                                                                                March 31,
                                                                                   2001            December 31,
                                                                               (unaudited)             2000
                                                                             -----------------    ----------------
ASSETS

Current Assets
    Cash                                                                   $            4,388   $          11,812
    Prepaid expenses                                                                1,158,412                   -
    Marketable equity securities                                                            -              16,530
                                                                             -----------------    ----------------

                                                     Total Current Assets           1,162,800              28,342

Web Sites, Property and Equipment,  net                                               812,331             301,116

Intangible and Other Assets
    Deposits and other                                                                  5,503               5,503
    Investment securities                                                              50,000              50,000
    Intangibles, net                                                                  354,778             377,778
                                                                             -----------------    ----------------

                                                                           $        2,385,412   $         762,739
                                                                             =================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable & accrued expenses                                    $          473,963   $         330,384


Long-term Notes Payable to Stockholders                                               337,391             337,391

                                                                             -----------------    ----------------
                                                        Total Liabilities             811,354             667,775

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 authorized
       12,500,000 and 9,000,000 shares issued and outstanding)                         12,500              12,500
    Preferred stock - ($.001 par value, 10,000,000 authorized
       4,897,500 and 0 shares issued and outstanding)                                   4,898                   -
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 2,254,000 and 2,076,000 shares
       issued and outstanding)                                                          2,254               2,076
    Additional paid-in capital                                                      7,865,874           5,488,278
    Accumulated deficit                                                            (6,311,468)         (5,407,890)

                                                                             -----------------    ----------------

                                               Total Stockholders' Equity           1,574,058              94,964
                                                                             -----------------    ----------------

                                                                           $        2,385,412   $         762,739

                                                                             =================    ================


The accompanying notes are an integral part of these unaudited financial statements.
                                                          2

                                       TECHLABS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                  Three Months Ended March 31, 2001 and 2000

                                                                                  2001              2000
                                                                             ----------------   --------------
Revenue
   Net revenues                                                            $          13,421  $        12,625

Selling, general and administrative expenses                                         900,469          202,410

                                                                             ----------------   --------------

Operating loss                                                                      (887,048)        (189,785)

Other Income (Expense)
   Interest income                                                                         -              478
   Unrealized (loss) gain on trading securities                                      (16,530)        (130,000)

                                                                             ----------------   --------------

                                           Total other income                        (16,530)        (129,522)
                                                                             ---------------- ----------------

Net Loss                                                                   $        (903,578) $      (319,307)
                                                                             ================   ==============



Earnings per share:
  Basic and diluted loss per common share                                  $           (0.43) $         (0.87)
                                                                             ================   ==============

Basic and diluted weighted average shares outstanding                              2,099,141          367,615



The accompanying notes are an integral part of these unaudited financial statements.
                                                        3

                                                      TECHLABS, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                          From the Period from January 1, 2000 to March 31, 2001




                                         Class A                                                 Additional
                                      Preferred Stock       Preferred Stock      Common Stock     Paid-In    Accumulated
                                   Shares       Amount      Shares   Amount    Shares    Amount   Capital      Deficit      Total
                                 ------------  --------  ---------- ------- ----------- ------- ----------- ------------ -----------

Balance, January 1, 2000           9,000,000     9,000                         366,750    367    4,646,303     (277,695)  4,377,975

Shares issued for services                                                       9,252      9      247,175                  247,184

Shares issued for investment
 securities                                                                    300,000    300      674,700                  675,000

Shares returned for investment
 securities                                                                   (300,000)  (300)    (674,700)                (675,000)

Conversion of notes payable to
 preferred stock                   5,200,000     5,200                                             594,800                  600,000

Conversion of preferred stock
 to common stock                  (1,700,000)   (1,700)                      1,700,000   1,700                                    -

Net loss and comprehensive loss                                                                             (5,130,195)  (5,130,195)
                                 ------------  --------  ---------- ------- ----------- ------- ----------- -----------  -----------

Balance, December 31, 2000        12,500,000 $  12,500           - $     -   2,076,002 $ 2,076 $ 5,488,278 $(5,407,890)$     94,964
                                 ============  ========  ========== ======= =========== ======= =========== ===========  ===========

Shares issued for services                                                     677,653     678   1,788,244                1,788,922

Return of common shares
 to treasury                                                                  (800,000)   (800)        800                        -

Shares issued for website and
 data base                                                                     300,000     300     543,450                  543,750

Shares issued for website                                4,897,500   4,898                          45,102                   50,000

Net loss and comprehensive loss                                                                               (903,578)    (903,578)
                                 ------------  --------  ---------- ------- ----------- ------- ----------- -----------  -----------


Balance, March 31, 2001           12,500,000 $  12,500   4,897,500 $ 4,898   2,253,655 $ 2,254 $ 7,865,874 $(6,311,468)$  1,574,058
                                 ============  ========  ========== ======= =========== ======= =========== ===========  ===========





The accompanying notes are an integral part of these unaudited financial statements
                                                                  4

                                     TECHLABS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                               Three Months Ended March 31, 2001 and 2000

                                                                      2001                   2000
                                                                -----------------     --------------------
Operating Activities
     Net loss                                                 $         (903,578)   $            (319,307)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Unrealized loss (gain) on securities                             16,530                  130,000
         Common stock issued for compensation                            641,690                        -
         Amortization and depreciation                                    94,355                   91,667
         Changes in operating assets and liabilities:
             Decrease (increase) in prepaid expenses                           -                   18,272
             Increase in accounts payable                                143,579                   62,571
                                                                -----------------     --------------------
                       Net Cash Used in Operating Activities              (7,424)                 (16,797)

Investing Activities
     Web site development costs                                                -                  (48,700)
                                                                -----------------     --------------------
                       Net Cash Used in Investing Activities                   -                  (48,700)

Financing Activities
     Advances from stockholders                                                -                   68,000
     Proceeds from sale of stock                                               -                       35
                                                                -----------------     --------------------
                      Net Cash Provided by Financing Activities                -                   68,035
                                                                -----------------     --------------------

                            Change in Cash and Cash Equivalents           (7,424)                   2,538

Cash and cash equivalents, beginning of period                            11,812                        -
                                                                -----------------     --------------------

Cash and cash equivalents, end of period                      $            4,388    $               2,538
                                                                =================     ====================











The accompanying notes are an integral part of these unaudited financial statements.
                                       5

                         TechLabs, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies
Business The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $903,578 during the quarter ended March 31, 2001 and has an accumulated deficit of $6,311,468 at March 31, 2001. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to internet users, (ii) increase the number of visitors to its current web site,
(iii) increase the name recognition of the Company, and (iv) increase the variety of unique products sold on its web site.

Management is attempting to raise additional equity financing to sustain operations until it can market its services, expand its customer base and achieve profitability, if ever.

The accompanying financial statements do not include and adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Statement of Cash Flows Supplemental Disclosure
During the three months ended March 31, 2001 and 2000, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company acquired a website and related data base by issuing 300,000 shares of common stock valued at $543,750 during the three months ended March 31, 2001.

(b) The Company issued 677,653 shares of common stock to consultants valued at $1,788,922 during the three months ended March 31, 2001. As of March 31, 2001, approximately $1,158,412 of the this non cash compensation had been prepaid, in that the consulting agreements expire over a year at various periods from January 2002 to March 2002.

(c) The Company acquired a website by issuing 4,897,500 shares of preferred stock valued at $50,000 during the three months ended March 31, 2001.

Note 3 - Stockholders' equity

In February 2001, the Company entered into an agreement with Saibot Technologies, Inc. (Saibot) to purchase the "ReferEveryone.com" URL Domain Name, as well as a related database of direct marketing representatives and all of the intellectual property rights related to those assets. The company also obtained the right to use Saibot's genealogy software, a necessary component in the operation of a direct/network marketing business, for a term of five (5) years. Under the terms of the agreement, Saibot received 300,000 shares of Techlabs Rule 144 common Stock. The Company also agreed to issue up to 900,000 shares of Techlabs Rule 144 Common Stock based upon Saibot's accomplishing certain objectives with respect to the "sign-up" of independent marketing representatives for Techlabs' direct marketing operations during a one (1) year period following the closing of the purchase transaction.


In January 2001, the Company purchased all of the outstanding common stock of 121, Inc. a Nevada Corporation, in exchange for its participation in developing a business plan and plan of operations for a new wholly owned subsidiary, 121TV.com. In conjunction with the transaction, the Company issued 4,897,500 shares of their preferred stock as signing bonuses to certain individuals. The transaction has been valued at $50,000 based on the estimated fair value of the related website. The preferred stock is convertible to common stock at the sole discretion of the Company.

The Company issued 677,653 shares of common stock as compensation to consultants totaling $1,788,922. Of this amount, $1,424,859 was recorded as a prepaid expense in that the consulting agreements expire at various times over a one-year period. The Company amortized approximately $266,447 of prepaid consulting during the three months ended March 31, 2001.

Item 2.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the three months ended March 31, 2001, we had revenue of $13,421 and reported a loss of $903,578, or ($.43) per share. This compares to a loss of $319,307, or ($.87) per share, and revenue of $12,625 for the three months ended March 31, 2000. The increase in revenue in the three months ended March 31,. 2001 reflects sales of banner advertising and rentals of mailing lists by our StartingPoint.com subsidiary

Operating expenses increased 345% in the three months ended March 31, 2001 to $900,469 from $202,410 in the three months ended March 31, 2000. This increase in operating expenses in the three months ended March 31, 2001 resulted from non-cash expenses in the amount of $641,690, reflecting the value of common stock issued as compensation.

The net loss recorded during the three months ended March 31, 2001 includes unrealized loss on trading securities in the amount of $16,530, compared to an unrealized loss on trading securities of $130,000 during the three months ended March 31, 2000.


Liquidity and Capital Resources

At March 31, 2001, our net cash position was $4,338, compared to $11,812 at December 31, 2000 and $2,538 at March 31, 2000. We used $7,424 to finance our operating activities during the three months ended March 31, 2001 and also recognized an unrealized loss of $16,530 on the value of marketable equity securities we presently hold as a current asset. During the three months ended March 31, 2001 we recorded as a current asset the value of prepaid expanses totaling $1,158,412. This non-cash amount reflects the value of common stock issued in lieu of future compensation to consultants. This contributed to working capital of $688,837 at March 31, 2001, compared to a working capital deficit of $302,042 at December 31, 2000.


We have incurred cumulative losses from inception (May 26, 1998) until March 31, 2001 of $6,311,468. We may continue to incur losses during the remainder of 2001 and has yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.

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

                  None.


Item 3.  Defaults Upon Senior Securities

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

         In February 2001, our Tech Capital subsidiary entered into an agreement with Saibot Technologies, Inc. (Saibot) to purchase the "ReferEveryone.com" URL Domain Name, as well as a related database of direct marketing representatives and all of the intellectual property rights related to those assets. Tech Capital also obtained the right to use Saibot's geneology software, a necessary component in the operation of a direct/network marketing business, for a term of five (5) years. Under the terms of the agreement, Saibot received 300,000 shares of Techlabs Rule 144 Common Stock. Tech Capital also agreed to issue up to 900,000 shares of Techlabs Rule 144 Common Stock based upon Saibot's accomplishing certain objectives with respect to the "sign-up" of independent marketing representatives for Techlabs' direct marketing operations during a one
(1) year period following the closing of the purchase transaction.

On May 16, 2001, we reported that Techlabs had been informed by the management of our 121, Inc. subsidiary that they are no longer accepting enrollments for their 121 Marketing Network. Moreover, the management of 121 informed us that they have deactivated the 121.tv domain name and DNS address, which is owned and operated by certain management of 121. The management of 121 noted that they took this action partly in response to an alleged unauthorized marketing campaign conducted via the 121.tv web site.

Upon the receipt and review of detailed financial information that our management has been requesting from the management of 121, Inc. and which we have not received as of the date of this report, we believe we will be in a position to better evaluate the aforementioned events in conjunction with our subsidiaries' marketing and sale of new products currently under development and expected to be introduced during the second half of 2001.

Based upon the unilateral and autonomous operations by the management of 121, we are presently unable to determine whether the management of 121 has conducted operations related to the 121.tv Marketing Network within the 121, Inc. corporate entity which we purchased in January 2001. It should further be noted that at the time of its acquisition, 121, Inc. did not have any ongoing business operations.

In light of the above, the financial statements contained in this report for the three months ended March 31, 2001 do not include any results from operations from our 121, Inc. subsidiary.


Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Techlabs, Inc.,
                                          a Florida corporation

Date: May 21, 2001                        /s/ Thomas J. Taule
                                          --------------------------------------
                                          Thomas J. Taule,
                                          President and Chief Executive Officer