Form 10QSB
period 2001-06-30
TECHLABS INC
filed 2001-08-21
CIK 1082530

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  (x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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


        Registrant's telephone number, including area code: 954-229-7213


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, the registrant had issued and outstanding 2,397,692 shares of common stock.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page Number

Consolidated Balance Sheets at June 30, 2001
  (unaudited) and December 31, 2000                                    2

Consolidated Statements of Operations for the
  three and six months ended June 30, 2001 and
  2000 (unaudited)                                                     3

Consolidated Statements of Changes in Stockholders' Equity             4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2001 and 2000 (unaudited)                                     5

Notes to Consolidated Financial Statements (unaudited)                 6

                                         TECHLABS, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets

                                                                                 June 30,
                                                                                   2001             December 31,
                                                                               (unaudited)             2000
                                                                             -----------------    ----------------
ASSETS

Current Assets
    Cash                                                                     $            818     $        11,812
    Prepaid expenses                                                                  888,434                   -
    Marketable equity securities                                                            -              16,530
                                                                             -----------------    ----------------
                                                     Total Current Assets             889,252              28,342

Web Sites, Property and Equipment,  net                                               721,115             301,116

Intangible and Other Assets
    Deposits and other                                                                  5,503               5,503
    Investment securities                                                              50,000              50,000
    Intangibles, net                                                                  331,779             377,778
                                                                             -----------------    ----------------

                                                                             $      1,997,649     $       762,739
                                                                             =================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable & accrued expenses                                      $        521,402     $       330,384

Long-term Notes Payable to Stockholders                                               337,391             337,391
                                                                             -----------------    ----------------
                                                        Total Liabilities             858,793             667,775

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 authorized
       12,500,000 and 9,000,000 shares issued and outstanding)                         12,500              12,500
    Preferred stock - special class B ($.001 par value, 10,000,000 authorized
       4,897,500 and 0 shares issued and outstanding)                                   4,898                   -
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 2,397,692 and 2,076,000 shares
       issued and outstanding)                                                          2,398               2,076
    Additional paid-in capital                                                      7,961,002           5,488,278
    Accumulated deficit                                                            (6,841,942)         (5,407,890)

                                                                             -----------------    ----------------
                                               Total Stockholders' Equity           1,138,856              94,964
                                                                             -----------------    ----------------

                                                                             $      1,997,649     $       762,739
                                                                             =================    ================


The accompanying notes are an integral part of these unaudited financial statements.
                                                       2

                                             TECHLABS, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                         Six Months Ended June 30, 2001 and 2000

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                              June 30,
                                                         2001               2000               2001              2000
                                                    ----------------    --------------    ----------------   --------------
Revenue
   Net revenues                                     $        13,304     $      19,352     $        26,725    $      31,977

Selling, general and administrative expenses                523,778           401,282           1,424,247          603,692
                                                    ----------------    --------------    ----------------   --------------

Operating loss                                             (510,474)         (381,930)         (1,397,522)        (571,715)

Other Income (Expense)
   Interest income                                                -             2,494                   -            2,972
   Interest expense                                         (20,000)                              (20,000)
   Realized (loss) gain on trading securities                     -           (46,151)                             (46,151)
   Unrealized (loss) gain on trading securities                   -        (2,263,236)            (16,530)      (2,393,236)
                                                    ----------------    --------------    ----------------   --------------
      Total other income (expense)                          (20,000)       (2,306,893)            (36,530)      (2,436,415)
                                                    ----------------    --------------    ----------------   --------------

Net Loss                                            $      (530,474)    $  (2,688,823)    $    (1,434,052)   $  (3,008,130)
                                                    ================    ==============    ================   ==============



Earnings per share:
  Basic and diluted loss per common share           $         (0.23)    $       (7.25)    $         (0.66)   $       (8.14)
                                                    ================    ==============    ================   ==============
Basic and diluted weighted average
  shares outstanding                                      2,314,123           371,093           2,177,322          369,354


















The accompanying notes are an integral part of these unaudited financial statements.
                                                                 3

                                                      TECHLABS, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                           From the Period from January 1, 2000 to June 30, 2001


                                               Preferred Stock
                                  ------------------------------------------     Common Stock    Additional
                                         Class A               Class B        ------------------  Paid-In    Accumulated
                                    Shares       Amount    Shares     Amount    Shares    Amount  Capital      Deficit      Total
                                  ------------ ---------  ---------- -------  ---------- ------- ----------  ----------- -----------

Balance, January 1, 2000            9,000,000     9,000                         366,750     367  4,646,303     (277,695)  4,377,975

Shares issued for services                                                        9,252       9    247,175                  247,184

Shares issued for investment
  securities                                                                    300,000     300    674,700                  675,000

Shares returned for investment
  securities                                                                   (300,000)   (300)  (674,700)                (675,000)

Conversion of notes payable to
    preferred stock                 5,200,000     5,200                                            594,800                  600,000

Conversion of preferred stock
    to common stock                (1,700,000)   (1,700)                      1,700,000   1,700                                   -

Net loss and comprehensive loss                                                                              (5,130,195) (5,130,195)
                                  ------------ ---------  ---------- -------  ---------- ------- ----------  ----------- -----------

Balance, December 31, 2000         12,500,000 $  12,500           - $     -   2,076,002 $ 2,076 $5,488,278 $ (5,407,890)$    94,964


Shares issued for services                                                      821,690     822  1,883,372                1,884,194

Return of common shares
    to treasury                                                                (800,000)   (800)       800                        -

Shares issued for website and
    data base                                                                   300,000     300    543,450                  543,750

Shares issued for website                                 4,897,500   4,898                         45,102                   50,000

Net loss and comprehensive loss                                                                              (1,434,052) (1,434,052)
                                  ------------ ---------  ---------- -------  ---------- ------- ---------- ------------ -----------

Balance, June 30, 2001             12,500,000 $  12,500   4,897,500 $ 4,898 $ 2,397,692 $ 2,398 $7,961,002 $ (6,841,942)$ 1,138,856
                                  ============ =========  ========== =======  ========== ======= ========== ============ ===========
















The accompanying notes are an integral part of these unaudited financial statements
                                                                      4

                                       TECHLABS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Six Months Ended June 30, 2001 and 2000

                                                                            2001                  2000
                                                                      -----------------    --------------------
Operating Activities
     Net loss                                                         $     (1,434,052)    $        (3,008,130)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Unrealized loss on securities                                          16,530               2,393,237
         Realized loss on securities                                                 -                  46,151
         Common stock issued for compensation                                  995,760                 133,750
         Amortization and depreciation                                         219,751                 183,334
         Changes in operating assets and liabilities:
             Decrease in prepaid expenses                                            -                  37,500
             Increase in accounts payable                                      191,017                 146,170
                                                                      -----------------    --------------------
                            Net Cash Used in Operating Activities              (10,994)                (67,988)

Investing Activities
     Web site development costs                                                      -                 (85,325)
     Proceeds from stock sales                                                       -                  18,581
                                                                      -----------------    --------------------
                            Net Cash Used in Investing Activities                    -                 (66,744)

Financing Activities
     Advances from stockholders                                                      -                 204,450
                                                                      -----------------    --------------------
                        Net Cash Provided by Financing Activities                    -                 204,450
                                                                      -----------------    --------------------

                              Change in Cash and Cash Equivalents              (10,994)                 69,718

Cash and cash equivalents, beginning of period                                  11,812                       -
                                                                      -----------------    --------------------

Cash and cash equivalents, end of period                              $            818     $            69,718
                                                                      =================    ====================











The accompanying notes are an integral part of these unaudited financial statements.
                                                           5

                       TechLabs, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies
Business The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,434,052 during the six months ended June 30, 2001 and has an accumulated deficit of $6,841,942 at June 30, 2001. Although a substantial portion of the Company's cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) attract and provide services to internet users, (ii) increase the number of visitors to its current web sites,
(iii) increase the name recognition of the Company, and (iv) increase the variety of products sold on its web sites.

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

Note 2 - Statement of Cash Flows Supplemental Disclosure
During the six months ended June 30, 2001 and 2000, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company acquired a website and related data base by issuing 300,000 shares of common stock valued at $543,750 during the six months ended June 30, 2001.

(b) During the six months ended June 30, 2001, the Company issued 821,690 shares of common stock, valued at $1,884,194, to consultants in payment for services to be performed through March 2002 resulting in a prepayment of $888,434 at June 30, 2001.

(c) The Company acquired a website by issuing 4,897,500 shares of special class B preferred stock valued at $50,000 during the three months ended March 31, 2001.

                         TechLabs, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


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

In January 2001, the Company purchased all of the outstanding common stock of 121, Inc. a Nevada Corporation, in exchange for its participation in developing a business plan and plan of operations for a new wholly owned subsidiary, 121TV.com. In conjunction with the transaction, the Company issued 4,897,500 shares of their special class B preferred stock as signing bonuses to certain individuals. The transaction has been valued at $50,000 based on the estimated fair value of the related website. The preferred stock is convertible to common stock at the sole discretion of the Company.

During the six months ended June 30, 2001, the Company issued 821,690 shares of common stock as compensation to consultants totaling $1,884,1944. Of this amount, $1,476,782 was recorded as a prepaid expense in that the consulting agreements expire at various times over a one-year period. The Company amortized approximately $588,348 of prepaid consulting during the six months ended June 30, 2001.

Item 2.

Management's Discussion and Analysis or Plan of Operation


Results of Operations

For the three months ended June 30, 2001, we had revenue of $13,304 and reported a loss of $530,474, or ($.23) per share. This compares to a loss of $2,688,823, or ($7.25) per share, and revenue of $19,352 for the three months ended June 30, 2000. The decrease in revenue in the three months ended June 30, 2001 reflects lower sales of banner advertising and rentals of mailing lists by our StartingPoint.com subsidiary. For the six months ended June 30, 2001, we had revenue of $26,725 and reported a loss of $1,434,052, or ($.66) per share. This compares to a loss of $3,008,130, or ($8.14) per share, and revenue of $31,977 for the six months ended June 30, 2000. The decrease in revenue in the six months ended June 30, 2001 reflects lower sales of banner advertising and rentals of mailing lists by our StartingPoint.com subsidiary.

Operating expenses increased 31% in the three months ended June 30, 2001 to $523,778 from $401,282 in the three months ended June 30, 2000, and increased 136% in the six months ended June 30, 2001 to $1,424,247 from $603,692 in the six months ended June 30, 2000. This increase in operating expenses in the three and six month periods ended June 30, 2001 resulted primarily from non-cash expenses in the amounts of $354,070 and $995,760, respectively, reflecting the value of common stock issued as compensation.

The net loss during the six months ended June 30, 2001 includes an unrealized loss on trading securities of $16,530, compared to unrealized losses on trading securities of $2,263,236 and $2,393,236, respectively, during the three and six month periods ended June 30, 2000.


Liquidity and Capital Resources

At June 30, 2001, our net cash position was $818, compared to $11,812 at December 31, 2000 and $69,718 at June 30, 2000. We used $10,994 to finance our operating activities during the six months ended June 30, 2001 and also recognized an unrealized loss of $16,530 on the value of marketable equity securities. During the six months ended June 30, 2001 we recorded as a current asset the value of prepaid expanses totaling $888,434. This non-cash amount reflects the value of common stock issued in lieu of future compensation to consultants. This contributed to working capital of $367,850 at June 30, 2001, compared to a working capital deficit of $302,042 at December 31, 2000.

We have incurred cumulative losses from inception (May 26, 1998) until June 30, 2001 of $6,841,942. We may continue to incur losses during the remainder of 2001 and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.

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

                  None.


Item 3.  Defaults Upon Senior Securities

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

         On May 16, 2001, we reported that Techlabs had been informed by the management of our 121, Inc. subsidiary that they were no longer accepting enrollments for their 121 Marketing Network. Moreover, the management of 121 informed us that they had deactivated the 121.tv domain name and DNS address, which is owned and operated by certain management of 121. The management of 121 noted that they took this action partly in response to an alleged unauthorized marketing campaign conducted via the 121.tv web site.

As previously reported, our management had requested detailed financial information from the management of 121, Inc. In late May 2001, and again subsequent to the end of the second quarter in July 2001, we received materials that may relate to the business and operations of 121, Inc. These materials have been forwarded to our legal counsel and auditors for their review. Upon the completion of an in-depth review process, we believe we will be in a position to better evaluate the aforementioned events.

Moreover, based upon the unilateral and autonomous operations by the management of 121, coupled with the pending status of the in-depth review of the aforementioned recently received materials, we are still presently unable to determine whether the management of 121 conducted operations related to the 121.tv Marketing Network within the 121, Inc. corporate entity which we purchased in January 2001. It should further be noted that at the time of its acquisition, 121, Inc. did not have any ongoing business operations.

In light of the above, the financial statements contained in this report for the three and six month periods ended June 30, 2001 do not include any results from operations from our 121, Inc. subsidiary.


Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Techlabs, Inc.,
                                           a Florida corporation

Date: August 22, 2001                      /s/ Thomas J. Taule
                                           -------------------------------------
                                           Thomas J. Taule,
                                           President and Chief Executive Officer