Form 10QSB
period 2001-09-30
TECHLABS INC
filed 2001-11-19
CIK 1082530

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2001

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


       8905 Kingston Pike, Bldg. 12, Suite 307, Knoxville, Tennessee 37923
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  865-368-6344
               --------------------------------------------------
               Registrant's telephone number,including area code:


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (x) No ( ).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, the registrant had issued and outstanding 1,997,692 shares of common stock.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number

Consolidated Balance Sheets at September 30, 2001 (unaudited)
and December 31, 2000 ...................................................F-1


Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited) ....................F-2


Consolidated Statements of Changes in Stockholders' Equity ..............F-3


Consolidated Statements of Cash Flows for the nine months ended
September 30, 2001 and 2000 (unaudited) .................................F-4


Notes to Consolidated Financial Statements (unaudited) ...............F-5 to F-6

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                               (unaudited)
                                                                              -------------    ------------
ASSETS

Current Assets
    Cash ....................................................................   $         -    $    11,812
    Prepaid expenses ........................................................       521,258              -
    Marketable equity securities ............................................             -         16,530
                                                                                -----------    -----------
                                                     Total Current Assets ...       521,258         28,342

Web Sites, Property and Equipment,  net .....................................       644,427        301,116

Intangible and Other Assets
    Deposits and other ......................................................         5,503          5,503
    Investment securities ...................................................        50,000         50,000
    Intangibles, net ........................................................       308,778        377,778
                                                                                -----------    -----------
                                                                                $ 1,529,966    $   762,739
                                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable & accrued expenses .....................................   $   541,475    $   330,384
    Bank overdraft ..........................................................           737              -
                                                                                -----------    -----------
                                                Total Current Liabilities ...       542,212        330,384

Long-term Notes Payable to Stockholders .....................................       380,691        337,391
                                                                                -----------    -----------
                                                        Total Liabilities ...       922,903        667,775

STOCKHOLDERS' EQUITY
    Preferred stock - special class A ($.001 par value, 12,500,000 authorized
       12,500,000 and 9,000,000 shares issued and outstanding) ..............        12,500         12,500
    Preferred stock - special class B ($.001 par value, 10,000,000 authorized
       no shares issued and outstanding) ....................................             -              -
    Common stock ($.001 par value, 50,000,000 shares
       authorized, 1,997,692 and 2,076,000 shares
       issued and outstanding) ..............................................         1,998          2,076
    Additional paid-in capital ..............................................     8,131,300      5,488,278
    Accumulated deficit .....................................................    (7,538,735)    (5,407,890)
                                                                                -----------    -----------
                                               Total Stockholders' Equity ...       607,063         94,964
                                                                                -----------    -----------
                                                                                $ 1,529,966    $   762,739
                                                                                ===========    ===========

                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2001 and 2000


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                     2001            2000           2001           2000
                                                  -----------    -----------    -----------    -----------
Revenue
   Net revenues ...............................   $    88,952    $    26,879    $   115,677    $    58,856

Selling, general and administrative expenses ..       765,745        247,956      2,189,992        851,648
                                                  -----------    -----------    -----------    -----------

Operating loss ................................      (676,793)      (221,077)    (2,074,315)      (792,792)

Other Income (Expense)
   Interest income ............................             -          2,841              -          5,813
   Interest expense ...........................       (20,000)             -        (40,000)             -
   Realized (loss) gain on trading securities .             -       (209,545)             -       (255,696)
   Unrealized (loss) gain on trading securities             -       (338,050)       (16,530)    (2,731,286)
                                                  -----------    -----------    -----------    -----------
   Total other income .........................       (20,000)      (544,754)       (56,530)    (2,981,169)
                                                  -----------    -----------    -----------    -----------

Net Loss ......................................   $  (696,793)   $  (765,831)   $(2,130,845)   $(3,773,961)
                                                  ===========    ===========    ===========    ===========



Earnings per share:
  Basic and diluted loss per common share .....   $     (0.32)   $     (1.96)   $     (0.98)   $     (9.90)
                                                  ===========    ===========    ===========    ===========

Basic and diluted weighted average
  shares outstanding ..........................     2,168,344        391,257      2,184,094        381,086


                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity From the Period from January 1, 2000 to September 30, 2001


                                         Preferred Stock
                              ---------------------------------------
                                   Class A               Class B            Common Stock      Additional
                                                                       ---------------------   Paid-In    Accumulated
                               Shares     Amount    Shares     Amount   Shares       Amount    Capital      Deficit       Total
                            ----------- --------- ----------  -------  ------------ -------- ------------ ------------ -----------

Balance, January 1, 2000 .   9,000,000     9,000           -        -      366,750      367    4,646,303     (277,695)   4,377,975

Shares issued
for services .............           -         -           -        -        9,252        9      247,175            -      247,184

Shares issued for
investment securities ....           -         -           -        -      300,000      300      674,700            -      675,000

Shares returned for
investment securities ....           -         -           -        -     (300,000)    (300)    (674,700)           -     (675,000)

Conversion of notes
payable to preferred stock   5,200,000     5,200           -        -            -        -      594,800            -      600,000

Conversion of preferred
stock to common stock ....  (1,700,000)   (1,700)          -        -    1,700,000    1,700            -            -            -

Net loss and
comprehensive loss .......           -         -           -        -            -        -            -   (5,130,195)  (5,130,195)
                            ----------- --------- ----------  -------  ------------ -------- ------------ ------------ ------------
Balance,
December 31, 2000 ........  12,500,000  $ 12,500           -        -    2,076,002  $ 2,076  $ 5,488,278  $(5,407,890) $    94,964


Shares issued
for services .............           -         -           -        -    1,121,690    1,122    2,048,072            -    2,049,194

Return of common
shares to treasury .......           -         -           -        -   (1,500,000)  (1,500)       1,500            -            -

Shares issued for
website and data base ....           -         -           -        -      300,000      300      543,450            -      543,750

Shares issued
for website ..............           -         -   4,897,500    4,898            -        -       45,102            -       50,000

Shares cancelled .........           -         -  (4,897,500)  (4,898)           -        -        4,898            -            -

Net loss and
comprehensive loss .......           -         -           -        -            -        -            -   (2,130,845)  (2,130,845)
                            ----------- --------- ----------  -------  ------------ -------- ------------ ------------ ------------
Balance,
September 30, 2001 .......  12,500,000  $ 12,500           -   $    -  $ 1,997,692  $ 1,998  $ 8,131,300  $(7,538,735) $   607,063
                            ==========  ========  ==========  =======  ===========  =======  ===========  ===========  ===========

                   The accompanying notes are an integral part
                     of these unaudited financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000


                                                                        2001           2000
                                                                    ------------   ------------
Operating Activities
     Net loss ...................................................   $(2,130,845)   $(3,773,961)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Unrealized loss on securities ..........................        16,530      2,731,286
         Realized loss on securities ............................             -        255,696
         Common stock issued for compensation ...................     1,527,936        140,584
         Fixed asset impairment .................................        39,166
         Amortization and depreciation ..........................       339,523        275,000
         Changes in operating assets and liabilities:
             Increase in bank overdraft .........................           737
             Decrease in prepaid expenses .......................             -         47,972
             Increase in accounts payable .......................       211,090        182,077
                                                                    -----------    -----------
                            Net Cash Used in Operating Activities         4,137       (141,346)

Investing Activities
     Web site development costs .................................       (59,249)       (95,200)
     Proceeds from stock sales ..................................             -         59,311
                                                                    -----------    -----------
                            Net Cash Used in Investing Activities       (59,249)       (35,889)

Financing Activities
     Advances from stockholders .................................        43,300        204,450
                                                                    -----------    -----------
                        Net Cash Provided by Financing Activities        43,300        204,450
                                                                    -----------    -----------
                              Change in Cash and Cash Equivalents       (11,812)        27,215

Cash and cash equivalents, beginning of period ..................        11,812              0
                                                                    -----------    -----------

Cash and cash equivalents, end of period ........................   $         0    $    27,215
                                                                    ===========    ===========

                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                         TechLabs, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1 - Significant Accounting Policies
Business The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $2,130,845 during the nine months ended September 30, 2001 and has an accumulated deficit of $7,538,735 at September 30, 2001. Although a substantial portion of the Company's cumulative net loss is attributable to noncash operating expenses, management believes that it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 - Statement of Cash Flows Supplemental Disclosure
During the nine months ended September 30, 2001 and 2000, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company acquired a website and related data base by issuing 300,000 shares of common stock valued at $543,750 during the nine months ended September 30, 2001.
(b) During the nine months ended September 30, 2001, the Company issued 1,121,690 shares of common stock, valued at $2,049,194, to consultants in payment for services to be performed through March 2002 resulting in a prepayment of $506,258 at September 30, 2001.
(c) The Company acquired a website design and business plan by issuing 4,897,500 shares of special class B preferred stock valued at $50,000 during the first quarter of 2001. During the quarter ended September 30, 2001, the Company concluded that asset had been impaired, and recorded a loss totaling $39,166.

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

In January 2001, the Company purchased all of the outstanding common stock of 121, Inc. a Nevada Corporation, in exchange for its participation in developing a business plan and plan of operations for a new wholly owned subsidiary, 121TV.com. In conjunction with the transaction, the Company issued 4,897,500 shares of their special class B preferred stock as signing bonuses to certain individuals. The transaction was originally valued at $50,000 based on the estimated fair value of the asset acquired. The preferred stock is convertible to common stock at the sole discretion of the Company. As of September 30, 2001, the Company had received no plans of operations from the sellers and elected to record an impairment for the remaining unamortized value totaling $ 39,166 and cancelled all of the 4,897,500 shares of the special class B preferred stock.

During the nine months ended September 30, 2001, the Company issued 1,121,690 shares of common stock as compensation to consultants totaling $2,049,194 in its efforts to converge a network marketing initiative with its existing internet properties. Of this amount, $1,476,782 was recorded as a prepaid expense in that the consulting agreements expire at various times over a one-year period. The Company amortized approximately $970,524 of prepaid consulting during the nine months ended September 30, 2001.

Item 2.

Management's Discussion and Analysis or Plan of Operation


Results of Operations

For the three months ended September 30, 2001, we had revenue of $88,952 and reported a loss of $696,793, or ($.32) per share. This compares to a loss of $765,831, or ($1.96) per share, and revenue of $26,879 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we had revenue of $115,677 and reported a loss of $2,130,845, or ($.98) per share. This compares to a loss of $3,773,961, or ($9.90) per share, and revenue of $58,856 for the nine months ended September 30, 2000. The increase in revenue in the three and nine months ended September 30, 2001 resulted from the Company's efforts in deploying its network marketing initiatives in conjunction with its existing base of internet properties.

Operating expenses increased 209% in the three months ended September 30, 2001 to $765,745 from $247,956 in the three months ended September 30, 2000, and increased 157% in the nine months ended September 30, 2001 to $2,189,992 from $851,648 in the nine months ended September 30, 2000. This increase in operating expenses in the three and nine month periods ended September 31, 2001 resulted primarily from non-cash expenses in the amounts of $519,070 and $1,160,760, respectively, reflecting the value of common stock issued as compensation.

A portion of the increase in revenues for the three and nine months ended September 30, 2001 was attributable to the Company's successful integration of its network marketing initiatives with its existing internet capabilities in the travel industry. Subsequent to September 11, 2001, the Company experienced a decline in new membership, which has continued through the date of this filing. As such, it is unclear when or if this trend will reverse itself.

The net loss during the nine months ended September 30, 2001 includes an unrealized loss on trading securities of $16,530, compared to unrealized losses on trading securities of $338,050 and $2,731,286, respectively, during the three and nine month periods ended September 30, 2000.


Liquidity and Capital Resources

At September 30, 2001, we had a working capital deficit of $ 20,954, compared to a deficit of $302,042 at December 31, 2000. We provided $4,137 from our operating activities and incurred $59,249 in web site development costs financed primarily with stockholder advances totaling $43,300 during the nine months ended September 30, 2001. During the nine months ended September 30, 2001 we recorded as a current asset the value of prepaid expenses totaling $521,258. This non-cash amount reflects the value of common stock issued in lieu of future compensation to consultants.

We have incurred cumulative losses from inception (May 26, 1998) until September 30, 2001 of $7,538,735. We may continue to incur losses during the remainder of 2001 and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Although a substantial portion of the Company's cumulative net loss is attributable to non-cash operating expenses, management believes it will need additional equity to be able to sustain its operations until it can achieve profitability, if ever. The Company has no present commitment for capital expenditures.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Techlabs, Inc.,
                                        a Florida corporation

Date: November 19, 2001                 /s/ Thomas J. Taule
                                        --------------------------------------
                                        Thomas J. Taule,
                                        President and Chief Executive Officer