Form 10KSB
period 2001-12-31
TECHLABS INC
filed 2002-04-15
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    -------------------

        Commission file number
                               ----------------------

                                 Techlabs, Inc.
                                 --------------
                 (Name of small business issuer in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0843965
                                   ----------
                      (I.R.S. Employer Identification No.)

                               8905 Kingston Pike
                                    Suite 307
                               Knoxville, TN 37923
                               -------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 865-368-6344

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                              (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $115,677 for the 12 months ended December 31, 2001.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant's common stock on April 10, 2002 is approximately $61,662.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 10, 2002, 1,897,680 shares of common stock are issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):

Yes            No   X
    ----          -----

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

        The discussion in this Annual Report on Form 10-KSB regarding the Techlabs, Inc. and its subsidiaries, and their business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

        When used in this Annual Report, the terms " we," "our," "us," and "Techlabs" refers to Techlabs, Inc., a Florida corporation, and our subsidiaries.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        We were formed in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition, changed our name to Techlabs, Inc. and embarked on a business strategy of a developer and incubator of start-up and emerging Internet companies and businesses. As such, we patterned a portion of our business strategy upon the successful model utilized by other Internet "venture capital" companies. We achieved limited success in our efforts, hampered in part by our lack of sufficient working capital.

        We currently own the following products and services:

Interplanner.com        Interplanner.com was designed as a free online calendar
                        and personal information management (PIM) service that offered a comprehensive set of features, including a personal calendar, group calendars, contact lists, appointment entry and tracking, and task lists, as well as a variety of content. Interplanner's original source code and documentation was developed for us by Xpedior, Inc. (formerly known as the NDC Group, Inc.) of
                        Alexandria, Virginia. Under the terms of our agreement with Xpedior, we own all intellectual property rights associated with Interplanner.

MyStartingPoint         MyStartingPoint.com was designed as a web site that
                        offered a variety of web searching tools. Users could also perform targeted searches utilizing
                        MyStartingPoint.com's proprietary database of directories and web sites that included 12 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having its own easy-to- use, organized format.


InternetChic            InternetChic Marketing was a business-to-business
                        marketing solution provider focused on developing and implementing Internet marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies.

        Our core businesses relied upon revenues from Internet adverting and similar transaction-fee based revenue. We believed that the commercial success and profitability of these sites would depend significantly on our ability to attract and provide services to Internet users, to increase the number of visitors to these web sites, and to increase our name recognition and the variety of products sold on these web sites. In order to achieve these goals, we attempted to raise additional equity financing to sustain operations until we could market our services, expand our customer base and achieve profitability.

As a result of a variety of factors, including the relatively small size of our company to our competitors, and the overall difficulties during 2001 many Internet-related companies with limited operations faced in attempting to raise working capital, we were unsuccessful in raising sufficient working capital to expand our operations. As a result of our lack of sufficient working capital, none of these sites are presently operating and our operations are limited to revenues from the use of our databases by third parties. We believe, however, that these assets have value to us. We are actively seeking partnerships or joint ventures with third parties whereby we can either license the products or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value.

        In January 2001, we purchased all of the outstanding common stock of 121, Inc. a Nevada corporation, in exchange for its participation in developing a business plan and plan of operations for a newly established wholly owned subsidiary, 121TV.com. In conjunction with the transaction, we issued 4,897,500 shares of our special class B preferred stock as signing bonuses to certain individuals. The transaction was originally valued at $50,000 based on the estimated fair value of the asset acquired. The preferred stock is convertible to common stock at our sole discretion. As of September 30, 2001, we had received no plans of operations from the sellers and elected to record an impairment for the remaining unamortized value totaling $ 39,166 and cancelled all of the 4,897,500 shares of the special class B preferred stock.

        In February 2001, we entered into an agreement with Saibot Technologies, Inc. to purchase the "ReferEveryone.com" domain name, as well as a related database of direct marketing representatives and all of the intellectual property rights related to those assets. In this agreement we also obtained the right to use Saibot's genealogy software, a necessary component in the operation of a direct/network marketing business, for a term of five years. We issued Saibot 300,000 shares of our common stock, and we also agreed to issue up to 900,000 shares of our common stock based upon Saibot's accomplishing certain objectives. As a result of Saibot's failure to deliver to us the database and other assets to us, we terminated this agreement and cancelled the 300,000 shares of our common stock.

        During fiscal 2001 we attempted to leverage our existing capabilities to expand our operations into the network marketing area. In conjunction therewith, we entered into the agreements with 121, Inc. and Sailbot Technologies, Inc. A portion of the increase in revenues during fiscal 2001 was attributable to our initial efforts in the integration of our network marketing initiatives with our existing Internet capabilities in the travel industry. As a result of the non-performance of 121, Inc. and Sailbot Technologies, coupled with the events of September 11, 2001, we experienced a decline in new membership, which has continued through the date of this filing. As such, it is unclear when or if this trend will reverse itself.

        In addition to our other efforts, we are also seeking a private company with which we can consummate a merger or acquisition. We are seeking a business combination target with has historical operations and earnings, experienced management and which operates in an industry which provides opportunity for growth. We anticipate that business opportunities will be available to us through the contacts of our management and our attorneys. We have not identified any potential business opportunities as of the date of this report, and we cannot assure you that we will locate targets which meet our criteria. Even if we are successful in locating such a target, we cannot assure you that we will be successful in negotiating and closing such a business combination. See "Risk Factors" below.

COMPETITION

        Our core business competed in the market for Internet advertising, which is intensely competitive and rapidly changing and has proven to be a very difficult business model. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Some of our potential competitors are among the largest and most well-capitalized companies in the world. We expect to face competition from these and other competitors, including:

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

        We will also be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms and other public companies, are active in mergers and acquisitions of companies which may be desirable business opportunity candidates for us. Nearly all of such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

INTELLECTUAL PROPERTY

        We rely upon a combination of trade secret, copyright and trademark laws to protect our intellectual property. Except where we have granted third parties contractual rights to use our intellectual property, we limit access to, and distribution of, and other proprietary information. However, the steps we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

        We have also obtained the right to the Internet addresses www.starting-point.com, www.mystartingpoint.com., www.internetchic.com, www.interplanner.com,, and www.stpt.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse affect on our ability to license the related products and services.

EMPLOYEES

        As of April 10, 2002, we have one part-time employee. None of our employees are represented by a labor union, and we are not governed by any collective bargaining agreements.

GENERAL

        Our fiscal year end is December 31. Our offices are located at 8905 Kingston Pike, Suite 307, Knoxville, TN 37923 and our telephone number is 865-368-6344.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND DO NOT CURRENTLY GENERATE ANY SIGNIFICANT REVENUES.

        We reported revenues of $115,677 and $82,800 for the fiscal years ended December 31, 2001 and 2000, respectively, and net losses of $2,513,763 and $5,130,195 for those respective periods. Our operations generate only limited revenues and we cannot predict when, if ever, that we will generate revenues. We will continue to incur losses in the future. We will likely experience negative cash flow from operations for the foreseeable future. Our business and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development. We cannot guarantee you that we will be successful in increasing our revenues or that we will ever achieve profitability.

BECAUSE WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME, THERE IS LIMITED INFORMATION UPON WHICH INVESTORS CAN EVALUATE OUR BUSINESS.

        We exited the development stage of our operations during the first quarter of fiscal 2000 and have a limited operating history upon which you may evaluate our current and future prospects and objectives. We are prone to all of the risks inherent to the establishment and development of any business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our history of losses and the problems, expenses, risks, and complications frequently encountered by similarly situated companies. We may not be successful in addressing these risks, and our failure could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. ANY INABILITY TO RAISE ADDITIONAL CAPITAL WHEN NEEDED COULD ADVERSELY AFFECT OUR ABILITY TO GROW OUR COMPANY.

        We will require additional capital in order to fund future operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

WE MAY NOT BE SUCCESSFUL IN LICENSING OUR PRODUCTS AND SERVICES.

        We are actively seeking licensing arrangements for our products and services. While we believe these products should be attractive to companies seeking to expand their Internet related businesses, we believe there are many other companies with similar products who are also seeking licensing agreements to generate revenues. Because our sites are not presently operating, they may be less desirable than operating sites which are currently generating revenues. We cannot guarantee you that we will be successful in licensing these products. If we are not successful, our ability to generate revenues from these products in future periods will be adversely effected.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO LOCATE SUITABLE ACQUISITIONS.

        One of our biggest challenges in meeting our business strategy objectives will be to identify and close a business combination. Because of the highly competitive nature of companies seeking business combinations with operating companies, and our limited financial resources, there can be no assurance that we will be able to identify and close suitable business combination in any future period. Delays or failures in consummating a business combination could materially adversely affect our business, financial condition, operating results or cash flows.

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

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely effect its liquidity. Our common stock does not currently qualify for listing on The Nasdaq Stock Market and we do not foresee that we will qualify for such a listing in the foreseeable future.

        If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

        SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

        The Nasdaq Stock Market establishes listing qualifications for companies wishing to have their securities quoted on the Nasdaq SmallCap Market. In addition to minimum bid price and public float requirements, among other listing requirements in order for a security to be quoted on the Nasdaq SmallCap Market, the issuer must have minimum shareholders' equity of at least $5,000,000. At December 31, 2001, we had shareholders' deficit of $167,792. Accordingly, it is unlikely that we will meet the initial listing standards of the Nasdaq Small Cap Market in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

        Our president currently provides us office space on a no cost basis. Based upon our current operations, these facilities are sufficient for our needs. At such time as we expand our operations, we will likely seek to rent commercial office space. We do not believe we will have any difficulties in securing appropriate space at commercially reasonably rates.

ITEM 3. LEGAL PROCEEDINGS

        We are a defendant in an action brought by Telecomputing, Inc. in Broward Country, Florida seeking payment of approximately $18,000 for contract fees it alleges is due it. We believe we are not the proper defendant in the action and are vigorously defending this suit. We are also a defendant in an action brought in Broward County, Florida by Galt Ocean Mile Partnership, our former landlord, seeking payment under the lease for our prior offices. While we are seeking to reach a settlement with the plaintiff prior to the September 2002 trial date, we cannot speculate as to the ultimate outcome of this litigation.

        In September 2000 we filed a complaint against Xpedior, Inc., Techlabs, Inc. vs. Xpedior, Inc., case number 00-015612(14), in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging breach of contract related to its engagement to complete the Beta portion of a website, including determining the requirements, designing and developing the program. In its complaint, we were seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. In October 2000 Xpedior filed an answer, affirmative defenses and counterclaim against us in which Xpedior claims we breached the contract for failure to pay Xpedior an additional $172,050 which it alleges is due under the contract. Xpedior is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. At this juncture, we cannot accurately predict the outcome of this litigation, or provide an estimate of the amount or range of potential loss to it, if any. We have subsequently been advised that Xpedior has filed for bankruptcy protection.

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

                                          High          Low
Fiscal Year Ended December 31, 2000

First Quarter                           $ 90.00         $ 58.75
Second Quarter                          $ 67.50         $ 11.88
Third Quarter                           $ 16.26         $  2.80
Fourth Quarter                          $  5.62         $  1.30

Fiscal Year Ending December 31, 2001

First Quarter                           $  4.00         $  1.19
Second Quarter                          $  1.79         $  0.37
Third Quarter                           $  0.99         $  0.19
Fourth Quarter                          $  0.21         $  0.04

        On April 10, 2002, the closing price of our common stock as reported on the OTC Bulletin Board was $0.038 . At April 10, 2002, we had approximately 39 record shareholders.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

RESULTS OF OPERATIONS

        We reported revenues of $115,677 and $82,800 for the fiscal 2001 and 2000, respectively, and a net loss of $2,513,763 and $5,130,195 for those respective periods. The increase in revenue in fiscal 2001 resulted from our efforts in deploying network marketing initiatives in conjunction with our existing base of Internet properties.

        Selling, general and administrative expenses increased approximately 117% in fiscal 2001 compared to fiscal 2000 which primarily was the result of non-cash expenses in the amounts of $2,083,194 reflecting the value of common stock issued as compensation in lieu of cash to both employees and third parties for services rendered to us.

        Other income (expense) during fiscal 2001 included $98,416 which represented a write-off of certain of the assets we had previously acquired from Yesmail.com, and $40,000 of interest expense on the long-term notes payable to our shareholders.

        We have implemented various strategies to reduce our operating overhead. As described earlier in this report, we continue to seek methods by which we can leverage our existing capabilities to expand our operations. We are also seeking to enter into license or similar agreements for certain of our Internet properties and to enter into a business combination with a company which has operations in a complimentary field. Because we lack working capital, our efforts will be limited and we may not be successful. In that event, we may be forced to cease operations.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, we had a working capital deficit of $ 257,050, compared to a deficit of $302,042 at December 31, 2000. Net cash used in operating activities for fiscal 2001 was $1,365 as compared to $257,882 for fiscal 2000. Included in net cash used in operating activities in fiscal 2001 were certain non-cash items including $2,083,194 of common stock issued as compensation to employees and third parties for services rendered to us, $98,416 representing a write-down of certain fixed assets and $387,593 in depreciation and amortization. Net cash used in investing activities in fiscal 2001 was $53,747 as compared to net cash provided by investing activities in fiscal 2000 of $65,244. The amount for fiscal 2001 included $59,250 of web site development costs. Net cash provided by financing activities in fiscal 2001 was $43,300, which represented advances from our shareholders, as compared to $204,450 in fiscal 2000.

        We have incurred cumulative losses from inception (May 26, 1998) through December 31, 2001. At December 31, 2001 we have an accumulated deficit of $7,921,653, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contains a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses and will continue to do so in the future. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we will need additional working capital to expand our operations, enter into a business combination and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

        Our financial statements are contained in pages F-1 through F-11 as follows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Our executive officers and directors, and their ages are as follows:

        Name                Age           Position
        ----                ---           --------
        Jayme Dorrough      34            President, Secretary and sole director

        JAYME DORROUGH. Mrs. Dorrough has been a member of our board of directors since December 2000, and has served as our president and secretary since February 2001. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a diversified holding company with interests in various companies. Yucatan Holding Company is our principal shareholder.

        Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2001, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001, except Mr. Taule and Mrs. Dorrough. Mrs. Dorrough has subsequently filed the appropriate Form 4s, correcting a ministerial oversight.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers.

                             ANNUAL                 LONG-TERM COMPENSATION AWARDS
                          COMPENSATION         ----------------------------------------
NAME, PRINCIPAL      ----------------------    OTHER ANNUAL   RESTRICTED   OPTIONS ALL OTHER
POSITION             YEAR    SALARY   BONUS    COMPENSATION   STOCK AWDS   COMPENSATION
--------             ----    ------   -----    ------------   ----------   ------------
Thomas J. Taule (1)  2001   $150,000   -0-         -0-            -0-           -0-
                     2000   $ 42,500   -0-         -0-            -0-           -0-

(1) Mr. Taule served as our president and CEO from April 2000 until February
2002.

STOCK OPTION INFORMATION

        The following table sets forth certain information with respect to stock options granted in fiscal 2001 to the Named Executive Officers.

                  Option Grants in Year Ended December 31, 2001

                                          INDIVIDUAL GRANTS
                                         --------------------
                     NO. OF SECURITIES    % OF TOTAL OPTIONS
                        UNDERLYING       GRANTED TO EMPLOYEES   EXERCISE
NAME                  OPTIONS GRANTED       IN FISCAL YEAR       PRICE      EXPIRATION DATE
----                 -----------------   --------------------   --------   ------------------
Thomas J. Taule (1)(2)    180,000                62.1%            0.00     1/06 through 11/06

(1) Mr. Taule served as our president and CEO from April 2000 until February 2002. These options were granted at various time during fiscal 2001 under our 1999 Stock Option Plan to Mr. Taule as compensation in lieu of the cash compensation due under his employment agreement.

(2) These options have been exercised in full and there are no outstanding options held by Mr. Taule as of December 31, 2001.

           Aggregate Option Exercises in Year Ended December 31, 2001
                           and Year-End Option Values

                                               NO. OF SECURITIES
                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                  OPTIONS AT               IN-THE-MONEY OPTIONS AT
                      SHARES                   DECEMBER 31, 2001            DECEMBER  31, 2001(1)
                     ACQUIRED              ---------------------------   ---------------------------
                        ON       VALUE
NAME                 EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                 --------   --------   -----------   -------------   -----------   -------------
Thomas J. Taule (1)   180,000   $138,050        0               0             n/a            n/a

(1) Mr. Taule served as our president and CEO from April 2000 until February
2002.

STOCK OPTION PLAN

        In October 1999, we adopted a stock incentive plan, the Techlabs Inc. Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote our long-term success and the creation of shareholder value by encouraging employees, directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of employees, outside directors and consultants and linking those individuals directly to shareholder interests through increased stock ownership.

        Initially we reserved an aggregate of 75,000 shares of our common stock for issuance pursuant to options granted under the Plan ("Plan Options"). This amount is subject to increase on January 1 of each year by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of April 1, 2002 the number of shares of our common stock available for issuance upon grants of Plan Options is 134,605 shares, and no Plan Options are outstanding. A compensation committee consisting of two or more outside directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price. Because we do not have any outside directors at this time, the Plan is being administered by our board of directors.

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

        The per share exercise price of shares granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment will not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of April 10, 2002, there were 1,897,680 shares of our common stock and 12,500,000 shares of our Class A Special Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, and each share of Class A Special Preferred Stock is entitled to three votes, on all matters submitted to our shareholders for a vote, and the both classes of these securities together as one class.

        The following table contains information regarding beneficial ownership of our common stock as of April 10, 2002 held by (i) persons who own beneficially more than 5% of our outstanding common stock, (ii) our directors,
(iii) named executive officers and (iv) all of our directors and officers as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from April 10, 2002, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Title of             Name of                       Amount and Nature of   Percentage   Percent of
Class                Beneficial Owner              Beneficial Ownership   of Class     Voting Control(1)
---------            ----------------              --------------------   ----------   ----------------
COMMON STOCK
                     Jayme Dorrough (2)                    137,500           7.2%           63.8%
                     All executive officers
                     and directors as a
                     group (one person)(2)                 137,500           7.2%           63.8%
                     Yucatan Holding Company (2)           137,500           7.2%           63.8%
                     Thomas J. Taule (3)                   137,500           7.2%           32.1%

CLASS A SPECIAL
PREFERRED STOCK
                     Jayme Dorrough (2)                  8,330,000          66.6%           63.8%
                     All executive officers
                     and directors as a
                     group (one person)(2)               8,330,000          66.6%           63.8%
                     Thomas J. Taule (3)                 4,170,000          33.3%           32.1%
                     Yucatan Holding Company(2)          8,330,000          66.6%           63.8%

(1) Percentage of Voting Control includes the shares of our common stock and shares of our Class A Special Preferred Stock which are set forth in this table. At April 12, 2002 the holders of our outstanding shares of common stock and Class A Special Preferred Stock were entitled to an aggregate of 39,397,680 votes at any meeting of our shareholders, which includes 1,897,680 votes attributable to the outstanding shares of common stock and 37,500,000 votes attributable to the outstanding shares of Class A Special Preferred Stock.

(2) Mrs. Dorrough, our sole officer and director, is the sole officer and director of Yucatan Holding Company. All shares owned of beneficially by Mrs. Dorrough are owned of record by Yucatan Holding Company. The 137,500 shares of common stock and 8,330,000 shares of Class A Special Preferred Stock (which is entitled to 24,990,000 votes) are aggregated together in determining the Percent of Voting Control held by Mrs. Dorrough through Yucatan Holding Company.

(3) Mr. Taule served as our president and CEO from April 2000 until February 2002. His address is 2808 North 46 Avenue, Hollywood, Florida 33064. The 137,500 shares of common stock and 4,170,000 shares of Class A Special Preferred Stock (which is entitled to 12,510,000 votes) are aggregated together in determining the Percent of Voting Control held by Mr. Taule.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During fiscal 2000 and 2001, Yucatan Holding Company, one of our share-holders of which Mrs. Dorrough is the sole officer and director, provided cash advances to us to meet our operational needs. These advances, net of repayments, totaled approximately $43,300 and $204,450 at December 31, 2001 and 2000.

        During fiscal 2001 each of Yucatan Holding Company and Thomas J. Taule returned an aggregate of 750,000 shares of our common stock to the treasury, which such shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders. These trans-actions were facilitated to assure that we had a sufficient number of authorized but unissued shares of common stock and, as a result of the number of preferred shares held by each party, did not affect the voting control of our company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)     EXHIBITS

        EXHIBIT NO.           DESCRIPTION
        -----------           -----------
        3(i)                  Articles of Incorporation, as amended (1)
        3(ii)                 Bylaws (1)
        10(i)                 Stock Incentive Plan (2)
        22                    Subsidiaries of the registrant (1)

        (1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-26233, as amended, as filed with the Securities and Exchange Commission.

        (2) Incorporated by reference to the Registration Statement on Form S-8, File No. 333-30124, as filed with the Securities and Exchange Commission.

(b)     REPORTS ON FORM 8-K

        None.


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Techlabs, Inc.

                                            By: /s/ Jayme Dorrough
                                                -------------------------
                                                Jayme Dorrough, President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                        Date
------------------              -----                        ----

/s/ Jayme Dorrough              Director, President          April 12, 2002
------------------              and Secretary
Jayme Dorrough

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Techlabs, Inc. and Subsidiaries
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Techlabs, Inc. (a Florida Corporation) and its Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Techlabs, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

RODEFER MOSS & COMPANY, PLLC

Certified Public Accountants

Knoxville, Tennessee
April 12, 2002

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                        2001            2000
                                                     -----------    ------------
ASSETS

Current Assets
   Cash ..........................................   $         -    $    11,812
   Prepaid expenses ..............................             -              -
   Marketable equity securities ..................             -         16,530
                                                     -----------    -----------
      Total Current Assets .......................             -         28,342

Web Sites, Property and Equipment, net ...........       134,171        301,116

Intangible and Other Assets
   Deposits and other ............................             -          5,503
   Investment securities .........................        50,000         50,000
   Intangibles, net ..............................       285,778        377,778
                                                     -----------    -----------
                                                     $   469,949    $   762,739
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable & accrued expenses ...........   $   257,050    $   330,384
                                                     -----------    -----------
      Total Current Liabilities ..................       257,050        330,384

Advances from Stockholders .......................       380,691        337,391
                                                     -----------    -----------
      Total Liabilities ..........................       637,741        667,775

STOCKHOLDERS' EQUITY
   Preferred stock - special class A
      ($.001 par value, 12,500,000 authorized
      12,500,000 shares issued and outstanding) ..        12,500         12,500
   Preferred stock - special class B
      ($.001 par value, 10,000,000 authorized
      no shares issued and outstanding) ..........             -              -
   Common stock ($.001 par value, 50,000,000
      shares authorized, 1,897,692 and 2,076,002
      shares issued and outstanding) .............         1,898          2,076
   Additional paid-in capital ....................     7,739,463      5,488,278
   Accumulated deficit ...........................    (7,921,653)    (5,407,890)
                                                     -----------    -----------
      Total Stockholders' Equity .................      (167,792)        94,964
                                                     -----------    -----------
                                                     $   469,949    $   762,739
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000

                                                        2001            2000
                                                     -----------    ------------
Revenue
   Net revenues ..................................   $   115,677    $    82,800

Selling, general and administrative expenses .....     2,474,494      1,142,836
                                                     -----------    -----------

Operating loss ...................................    (2,358,817)    (1,060,036)

Other Income (Expense)
   Impairment of long lived assets ...............       (98,416)    (1,021,933)
   Interest expense on advances from stockholders.       (40,000)             -
   Realized loss on trading securities ...........             -       (433,891)
   Unrealized losses on trading securities .......       (16,530)    (2,614,335)
                                                     -----------    -----------
      Total other income (expense) ...............      (154,946)    (4,070,159)
                                                     -----------    -----------

Net Loss .........................................   $(2,513,763)   $(5,130,195)
                                                     ===========    ===========

Earnings per share:
   Basic and diluted loss per common share .......   $     (1.22)   $    (11.49)
                                                     ===========    ===========

Basic and diluted weighted average
   shares outstanding ............................     2,057,387        446,444

   The accompanying notes are an integral part of these financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
            From the Period from January 1, 2000 to December 31, 2001

                                          Preferred Stock
                            -----------------------------------------
                                  Class A               Class B           Common Stock      Additional
                                                                       -------------------   Paid-In    Accumulated
                             Shares      Amount     Shares     Amount    Shares     Amount   Capital      Deficit       Total
                            ----------  --------  ----------  -------  ----------  -------  ----------  -----------  -----------
Balance, January 1, 2000 ..  9,000,000     9,000           -        -     366,750      367   4,646,303     (277,695)   4,377,975

Shares issued for services           -         -           -        -       9,252        9     247,175            -      247,184

Shares issued for
   investment securities ..          -         -           -        -     300,000      300     674,700            -      675,000

Shares returned for
   investment securities ..          -         -           -        -    (300,000)    (300)   (674,700)           -     (675,000)

Conversion of notes payable
   to preferred stock .....  5,200,000     5,200           -        -           -        -     594,800            -      600,000

Conversion of preferred
   stock to common stock .. (1,700,000)   (1,700)          -        -   1,700,000    1,700           -            -            -

Net loss and
   comprehensive loss .....          -         -           -        -           -        -           -   (5,130,195)  (5,130,195)
                            ----------  --------  ----------  -------  ----------  -------  ----------  -----------  -----------

Balance, December 31, 2000  12,500,000  $ 12,500           -        -   2,076,002  $ 2,076  $5,488,278  $(5,407,890) $    94,964


Shares issued for services           -         -           -        -   1,321,690    1,322   2,081,872            -    2,083,194

Return of common shares
   to treasury ............          -         -           -        -  (1,500,000)  (1,500)      1,500            -            -

Shares issued for website
   and data base ..........          -         -           -        -     300,000      300     543,450            -      543,750

Cancellation of shares due
   to recisson of
   purchase agreement .....          -         -           -        -    (300,000)    (300)   (425,637)           -     (425,937)

Shares issued for website .          -         -   4,897,500    4,898           -        -      45,102            -       50,000

Shares cancelled ..........          -         -  (4,897,500)  (4,898)          -        -       4,898            -            -

Net loss and
   comprehensive loss .....          -         -           -        -           -        -           -   (2,513,763)  (2,513,763)
                            ----------  --------  ----------  -------  ----------  -------  ----------  -----------  -----------


Balance, December 31, 2001  12,500,000  $ 12,500           -  $     -   1,897,692  $ 1,898  $7,739,463  $(7,921,653) $  (167,792)
                            ==========  ========  ==========  =======  ==========  =======  ==========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                        2001           2000
                                                     -----------    -----------
Operating Activities
   Net loss ......................................   $(2,513,763)   $(5,130,195)
   Adjustments to reconcile net loss to
   net cash used in operating activities
      Unrealized loss on securities ..............        16,530      2,614,335
      Loss on forfeiture of security deposits ....         5,503              -
      Realized loss on securities ................             -        433,891
      Common stock issued for compensation .......     2,083,194        247,184
      Fixed asset impairment .....................        98,415      1,021,933
      Amortization and depreciation ..............       387,593        411,391
      Changes in operating assets and liabilities:
         Decrease in prepaid expenses ............             -         75,000
         Increase (decrease) in accounts payable .       (73,334)        68,579
                                                     -----------    -----------
         Net Cash Provided by (Used in)
            Operating Activities .................         4,138       (257,882)

Investing Activities
   Web site development costs ....................       (59,250)             -
   Proceeds from stock sales .....................             -         65,244
                                                     -----------    -----------
         Net Cash Provided by (Used in)
            Investing Activities .................       (59,250)        65,244

Financing Activities
   Advances from stockholders ....................        43,300        204,450
                                                     -----------    -----------
         Net Cash Provided by Financing Activities        43,300        204,450
                                                     -----------    -----------
         Change in Cash and Cash Equivalents .....       (11,812)        11,812

Cash and cash equivalents, beginning of period ...        11,812              -
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $         -    $    11,812
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BUSINESS Techlabs, Inc. ("Techlabs" or the "Company") is in the business of developing, acquiring and operating Internet and fulfillment services companies whose products and services are focused on the Internet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $2,513,763 for the year ended December 31, 2001. In addition, as of December 31, 2001, the Company has a working capital deficiency of $257,050. Although a substantial portion of the Company's net loss is attributable to noncash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interplanner.com, Inc., Mystartingpoint.com, Inc. and Internetchic Marketing, Inc. All material intercompany transactions have been eliminated.

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

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMPAIRMENT OF LONG-LIVED ASSETS Impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts.

INTANGIBLES Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful lives of the related assets.

INVESTMENT SECURITIES Investment securities consist of both securities for which there is no readily determinable market and marketable equity securities. Investments for which there is no readily determinable market value are included on the accompanying December 31, 2001 and 2000 balance sheets among "Other Assets" at cost. Dividends from those securities distributed to the Company are included in income to the extent they represent earnings of the investee company. Dividends in excess of earnings are treated as a reduction in the investment, and indications of an other-than-temporary decline in value are treated as a reduction in the carrying value of the investment.

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

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME TAXES The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

USE OF ESTIMATES The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and those differences could be material.

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

The Company plans to adopt SFAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption.

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
During the years ended December 31, 2001 and 2000, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company issued 1,321,690 and 9,252 shares of its common stock, valued at $2,083,194 and $247,175, for services during the years ended December 31, 2001 and 2000, respectively.

(b) The Company converted notes payable to stockholders totaling $600,000 to 5,200,000 shares of preferred stock during the year ended December 31, 2000.

(c) The Company converted 1,700,000 shares of preferred stock into a like amount of common stock during the year ended December 31, 2000.

NOTE 4 - INVESTMENT SECURITIES

All of the Company's marketable equity securities consist of common stock in an internet company, classified as available for sale according to Management's intent. The carrying amount of marketable equity securities and their approximate market values at December 31, 2001 and 2000 were as follows:

                                                     2001           2000
Amoung Current Assets:
   Trading securities:
       Marketable equity securities, at cost .   $ 2,877,000    $ 2,877,000
       Gross unrealized (loss) gain ..........    (2,877,000)    (2,860,470)
                                                 -----------    -----------
   Marketable equity securities, at fair value   $         -    $    16,530
                                                 ===========    ===========

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a nonpublic company. The investment was recorded at cost and is included in the balance sheets at December 31, 2001 and 2000 among other assets.

NOTE 5 - PROPERTY AND EQUIPMENT

Included in property, equipment and capitalized web site at December 31, 2001 and 2000 are:

                                                        2001         2000

   Capitalized web site costs ....................   $ 223,618    $ 223,618
   Hardware and computer equipment ...............     288,889      288,889
                                                     ---------    ---------
                                                       512,507      512,507
   Less: Accumulated depreciation and amortization    (378,336)    (211,391)
                                                     ---------    ---------
                                                     $ 134,171    $ 301,116
                                                     =========    =========

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization was $295,593 and $211,391 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 - INTANGIBLES

Included in intangibles at December 31, 2001 and 2000 are:

                                                   2001         2000
      Domain names, trade names and contracts
         of Mystartingpoint.com .............   $ 577,778    $ 577,778
      Less: Accumulated amortization ........    (292,000)    (200,000)
                                                ---------    ---------
                                                $ 285,778    $ 377,778
                                                =========    =========

NOTE 7 - LOSS FROM IMPAIRMENT OF LONG LIVED ASSETS

During the years ended December 31, 2001 and 2000, the Company recorded impairment losses on its internet search engine and web sites of $98,416 and $1,021,933, respectively. The losses in 2001 were comprised of $39,166, attributable to the acquisition of 121, Inc. as discussed in Note 11, and an additional $59,250 pertaining to the travel card division of Internetchic Marketing, Inc. Included in the loss for 2000 is $633,333 in impairment losses related to Mystartingpoint.com. Management determined that a write down was appropriate because its estimate of the undiscounted cash flows exceeded the carrying value of the assets.

NOTE 8 - INCOME TAXES

As of December 31, 2001 and 2000, the Company had net operating loss ("NOL") carryforwards of approximately $5,000,000 and $2,000,000, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2019 through 2021.The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $2,000,000 and $800,000 as of December 31, 2001 and 2000, respectively, by an equivalent valuation allowance as of December 31, 2001 and 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is party to various matters of litigation. Management is of the opinion that the eventual outcome of these disputes will not have a material adverse effect on its financial position or results of operation.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, certain stockholders in the Company provided cash advances to meet the Company's operational needs. These advances, net of repayments, totaled $43,300 and $204,450, respectively, and are included in the balance sheet under the caption "Advances from stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment. During the year ended December 31, 2000, the Company converted $600,000 of the notes payable to 5,200,000 shares of preferred stock.

NOTE 11 - STOCKHOLDERS' EQUITY

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

The participation rights of the Company's preferred stock in any dividends or liquidation proceeds are limited to one percent. Each share of preferred stock receives one vote in stockholder voting matters. At the option of the Company, the preferred stock may be redeemed in the Company's common shares at an exchange rate of one share of common stock for each share of preferred stock. At December 31, 2001, there were no shares of this class outstanding.

The Class A special preferred stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A special preferred stock receives three votes in stockholder voting matters. Dividend and redemption features are determinable at the discretion of the board of directors. At December 31, 2001 and 2000, there were 12,500,000 shares of this class outstanding, and no dividends have been declared to date.

In December 2000, the Company declared a 20:1 reverse stock split on all of its outstanding shares of common stock. The reverse split has been retroactively applied to all share data for all periods presented herein.

During the year ended December 31, 2000, The Company converted notes payable to stockholders with a balance of $600,000 into 5,200,000 shares of preferred stock. In addition the Company converted 1,700,000 shares of the preferred stock into a like amount of common stock.

During the years ended December 31, 2001 and 2000, the Company issued 1,321,690 and 9,252 shares of common stock with a fair value of $2,083,194 and $247,175, respectively, as payment for consulting services.

During the year ended December 31, 2001, Yucatan Holding Company and Thomas Taule returned a total of 1,500,000 shares of common stock to the treasury. The shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders.

InFebruary 2001, the Company issued 300,000 shares of common stock valued at $543,750 pursuant to an agreement with Saibot Technologies, Inc. ("Saibot") to purchase the "ReferEveryone.com" domain

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

name, as well as a related direct marketing database and all the intellectual property rights related to those assets. As a result of Saibots' failure to deliver the database and other assets, the Company subsequently cancelled the 300,000 shares of common stock and removed from additional capital the remaining carrying value of the failed transaction.

In January 2001, the Company issued 4,897,500 shares of special class B preferred stock for all of the outstanding common stock of 121, Inc., valued at $50,000. The preferred stock is convertible into common stock at the sole desecration of the Company. As of September 30, 2001, the Company had received no plans of operations from the sellers and elected to record an impairment for the remaining unamortized value totaling $39,166 (see note 6) and cancelled all of the 4,897,500 shares of the special class B preferred stock.

The Company has a stock option plan (the "Plan"). Under the Plan, incentive stock options (ISOs) and nonqualified stock options (NSOs) may be granted to the Company's officers, employees and outside consultants for the purchase of up to 1,500,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date. The exercise prices of the ISOs and NSOs shall be not less than 100% and 85%, respectively, of the fair market value of the Company's common stock at grant date.

Information regarding the Plan for 2001 and 2000 is as follows:

                                            2001         2000
                                           -------      -------
          Options outstanding,
             beginning of year ......            -       13,750
          Options canceled ..........            -       13,750
          Options exercised .........            -            -
          Options granted ...........            -            -
                                           -------      -------
          Options outstanding,
             end of year ............            -            -
                                           =======      =======

          Option price range,
             end of year ............          n/a          n/a
          Option price range for
             exercised shares .......          n/a          n/a
          Options available for
             grant at end of year ...            -            -
          Weighted average fair
             value of options granted
             during the year ........      $     -      $     -

All options outstanding at the beginning of 2000 were canceled during the year.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of cash equivalents, receivables and accounts payable approximate their fair market values at the date of these financial statements because of the short-term maturity of those items. The recorded amount of long-term notes to stockholders approximates their fair market value at the date of these financial statements based on management's estimates of rates offered for instruments bearing similar levels of risk.