Form 10QSB
period 2002-03-31
TECHLABS INC
filed 2002-05-10
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                  ---------------------------------------------

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-26233


                                 TECHLABS, INC.
        (Exact name of small business issuer as specified in its charter)

                    Florida                             65-0843965
                    -------                             ----------
         (State or other jurisdiction of              (IRS Employer
          Incorporation or organization)            Identification No.)


               8905 Kingston Pike, Suite 307, Knoxville, Tn 37923
               --------------------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (865) 368-6344
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,897,680 shares as of April 30, 2002.

                                 TECHLABS, INC.
                Form 10-QSB for the quarter ended March 31, 2002

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This discussion in this quarterly report regarding Techlabs and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

         When used in this Quarterly Report on Form 10-QSB, "Techlabs," "we," "our," and "us" refers to Techlabs, Inc., a Florida corporation, and our subsidiaries.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2002 (unaudited)
     and December 31, 2001.....................................................3
Consolidated Statements of Operations (unaudited) for the
     three months ended March 31, 2002 and 2001................................4
Consolidated Statements of Change in Stockholders'
     Equity (unaudited) for the period from January 1, 2001 to March 31, 2002 .5 Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and 2001................................6
Notes to Consolidated Financial Statements (unaudited) ........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ................................................8

Part II. Other Information

Item 1.  Legal Proceedings ...................................................10
Item 2.  Changes in Securities and Use of Proceeds ...........................10
Item 3.  Defaults upon Senior Securities .....................................10
Item 4.  Submission of Matters to a Vote of Security Holders .................10
Item 5.  Other Information ...................................................10
Item 6.  Exhibits and Reports on Form 8-K ....................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,     December 31,
                                                       2002            2001
                                                    (unaudited)
ASSETS                                              -----------    -----------

Current Assets
    Accounts receivable .........................   $    18,852    $         -
                                                    -----------    -----------
                             Total Current Assets        18,852              -

Web Sites, Property and Equipment,  net .........       122,990        134,171

Intangible and Other Assets
    Investment securities .......................        50,000         50,000
    Intangibles, net ............................       262,778        285,778
                                                    -----------    -----------
                                                    $   454,620    $   469,949
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   287,097    $   257,050
                                                    -----------    -----------
                        Total Current Liabilities       287,097        257,050

Long-term Notes Payable to Stockholders .........       381,891        380,691
                                                    -----------    -----------
                                Total Liabilities       668,988        637,741

STOCKHOLDERS' (DEFICIT)
    Preferred stock - special class A ($.001 par
       value, 12,500,000 authorized
       12,500,000 shares issued and outstanding).        12,500         12,500
    Preferred stock - special class B ($.001 par
       value, 10,000,000 authorized
       no shares issued and outstanding) ........             -              -
    Common stock ($.001 par value, 50,000,000
       shares authorized, 1,897,692 shares issued
       and outstanding) .........................         1,898          1,898
    Additional paid-in capital ..................     7,739,463      7,739,463
    Accumulated deficit .........................    (7,968,229)    (7,921,653)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (214,368)      (167,792)
                                                    -----------    -----------
                                                    $   454,620    $   469,949
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001


                                                      2002           2001
                                                  -----------    -----------
Revenue
   Net revenues ...............................   $    18,852    $    13,421

Selling, general and administrative expenses ..        21,700        806,134
Depreciation & amortization expense ...........        34,181         94,335
                                                  -----------    -----------

Operating loss ................................       (37,029)      (887,048)

Other Income (Expense)
   Interest expense ...........................        (9,547)             -
   Unrealized (loss) gain on trading securities             -        (16,530)
                                                  -----------    -----------
                Total other income (expense) ..        (9,547)       (16,530)
                                                  -----------    -----------

Net Loss ......................................   $   (46,576)   $  (903,578)
                                                  ===========    ===========



Earnings per share:
  Basic and diluted loss per common share .....   $     (0.02)   $     (0.43)
                                                  ===========    ===========

Basic and diluted weighted average
  shares outstanding ..........................     1,897,692      2,099,141


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' (Deficit)
             From the Period from January 1, 2001 to March 31, 2002

                                   Preferred Stock
                     -----------------------------------------       Common Stock       Additional
                           Class A               Class B         --------------------     Paid-In     Accumulated
                       Shares    Amount     Shares     Amount      Shares     Amount      Capital       Deficit        Total
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------
Balance,
 January 1, 2001 ..  12,500,000  $12,500           -         -    2,076,002   $ 2,076   $ 5,488,278   $(5,407,890)  $    94,964

Shares issued
 for services .....           -        -           -         -    1,321,690     1,322     2,081,872             -     2,083,194

Return of common
 shares to treasury           -        -           -         -   (1,500,000)   (1,500)        1,500             -             -

Shares issued
 for website and
 data base ........           -        -           -         -      300,000       300       543,450             -       543,750

Cancellation of
 shares due to
 recisson of
 purchase agreement           -        -           -         -     (300,000)     (300)     (425,637)            -      (425,937)


Shares issued
 for website ......           -        -   4,897,500     4,898            -         -        45,102             -        50,000

Shares cancelled ..           -        -  (4,897,500)   (4,898)           -         -         4,898             -             -

Net loss and
 comprehensive loss           -        -           -         -            -         -             -    (2,513,763)   (2,513,763)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------


Balance,
 January 1, 2002 ..  12,500,000   12,500           -         -    1,897,692     1,898     7,739,463    (7,921,653)     (167,792)

Net loss and
 comprehensive loss           -        -           -         -            -         -             -       (46,576)      (46,576)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------

Balance,
 March 31, 2002 ...  12,500,000  $12,500           -   $     -    1,897,692   $ 1,898   $ 7,739,463   $(7,968,229)  $  (214,368)
                     ==========  =======  ==========   =======   ==========   =======   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001

                                                           2002         2001
                                                         --------    ---------
Operating Activities
    Net loss .........................................   $(46,576)   $(903,578)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Unrealized loss on securities .................          -       16,530
       Common stock issued for compensation ..........          -      641,690
       Amortization and depreciation .................     34,181       94,355
       Changes in operating assets and liabilities:
           Increase in accounts receivable ...........    (18,852)           -
           Increase in accounts payable ..............     30,047      143,579
                                                         --------    ---------
                 Net Cash Used in Operating Activities     (1,200)      (7,424)


Investing Activities .................................          -            -

Financing Activities
    Advances from stockholders .......................      1,200            -
                                                         --------    ---------
             Net Cash Provided by Financing Activities      1,200            -
                                                         --------    ---------

                   Change in Cash and Cash Equivalents          -       (7,424)

Cash and cash equivalents, beginning of period .......          -       11,812
                                                         --------    ---------

Cash and cash equivalents, end of period .............   $      -    $   4,388
                                                         ========    =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

GOING CONCERN. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $46,579 during the three months ended March 31, 2002 and has an accumulated deficit of $7,968,229 at March 31, 2002. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

During the three months ended March 31, 2002 and 2001 Techlabs paid no interest or income taxes. During the three months ended March 31, 2001 Techlabs issued 677,653 shares of common stock valued at $1,788,244 to consultants in payment for services to be performed through March 31, 2002 resulting in a prepayment of $1,158,412 at March 31, 2001. This transaction did not affect cash. There were no comparable transactions during the three months ended March 31, 2002.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, a Techlabs' stockholder provided cash advances totaling $1,200 to meet the company's operational needs. At March 31, 2002 and 2001, advances by Techlabs' stockholders to meet the company's operational needs cumulatively totaled $381,891 and $380,691, respectively, and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended March 31, 2002, we reported net revenues of $18,852 as compared to net revenues of $13,421 for the comparable three month period in fiscal 2001. These revenues represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer.

         Selling, general and administrative expenses decreased approximately 97% for the three months ended March 31, 2002 to $21,700 from $806,134 in the three months ended March 31, 2001. Our SG&A expenses for the three months ended March 31, 2002 included $15,500 in salaries, which included $12,500 for Thomas
J. Taule who had served as our president since April 2000. Mr. Taule resigned his position in February 2002 and, accordingly, we accrued his salary through the date of his resignation. We were a party to an employment agreement with Mr. Taule which provided for an annual salary of $150,000. As a result of Mr. Taule's resignation, the employment agreement was terminated. Jayme Dorrough, a member of our board of directors, is presently serving as our president at a monthly salary of $1,500. We believe our SG&A expenses will continue to be substantially less during the balance of fiscal 2002 as compared to fiscal 2001.

         Other income (expense) for the first quarter of fiscal 2002 represented $9,547 of interest expense due on loans made to us by our stockholders as compared to $0 in the comparable quarter in fiscal 2001. In addition, during the first quarter of fiscal 2001 we had reported a $16,530 unrealized loss on trading securities. This loss was taken at year end and, accordingly, we do not have a comparable expense in the first quarter of fiscal 2002.

         Our net loss for the three months ended March 31, 2002 was $46,576 as compared to a net loss of $903,578 for the three months ended March 31, 2001. The reduction in the net loss is attributable to the significant decrease in our SG&A, the modest increase in our revenues and the elimination of the unrealized loss on trading securities described above.

         During the balance of fiscal 2002 we will seek to establish partnerships or joint ventures with third parties whereby we can either license our assets or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value. In addition, we are also seeking a private company with which we can consummate a merger or acquisition. We are seeking a business combination target that has historical operations and earnings, experienced management and which operates in an industry which provides opportunity for growth. We anticipate that business opportunities will be available to us through the contacts of our management and our attorneys. We have not identified any potential business opportunities as of the date of this report, and we cannot assure you that we will locate targets which meet our criteria. Even if we are successful in locating such a target, we cannot assure you that we will be successful in negotiating and closing such a business combination.

Liquidity and Capital Resources

         At March 31, 2002, we had a working capital deficit of $ 268,245 compared to a working capital deficit of $257,050 at December 31, 2001. Net cash used in operating activities for the first quarter of 2002 was $1,200 as compared to $7,424 during the three months ended March 31, 2001. The net cash used during the three months ended March 31, 2002 was reduced by approximately 84% as compared to the three months ended March 31, 2001, and was primarily attributable to the reduction in the net loss for the period, the issuance of stock for compensation during the first quarter of fiscal 2001 for which there were no comparable transactions during the first quarter of fiscal 2002 and the reduction in accounts payable.

         We have incurred cumulative losses from inception (May 26, 1998) through March 31, 2002. At March 31, 2002 we have an accumulated deficit of $7,968,229, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses, which included $1,200 during the first quarter of fiscal 2002, and we believe will continue to do so in the f We will need additional working capital to expand our operations, enter into a business combination and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and if Yucatan Holding Company is unable to continue to provide us working capital we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         None.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                       Techlabs, Inc.
                                       (Registrant)


                                       /S/ Jayme Dorrough
                                       ------------------
                                       Jayme Dorrough
                                       President

Dated:   May 9, 2002