Form 10QSB/A
period 2002-03-31
TECHLABS INC
filed 2002-06-05
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                                 TECHLABS, INC.
               Form 10-QSB/A for the quarter ended March 31, 2002

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

         When used in this Quarterly Report on Form 10-QSB/A, "Techlabs," "we," "our," and "us" refers to Techlabs, Inc., a Florida corporation, and our subsidiaries.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ................................................8

Part II. Other Information

Item 1.  Legal Proceedings ...................................................11
Item 2.  Changes in Securities and Use of Proceeds ...........................11
Item 3.  Defaults upon Senior Securities .....................................11
Item 4.  Submission of Matters to a Vote of Security Holders .................11
Item 5.  Other Information ...................................................11
Item 6.  Exhibits and Reports on Form 8-K ....................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,     December 31,
                                                       2002            2001
                                                    (unaudited)
ASSETS                                              -----------    -----------

Current Assets
    Accounts receivable .........................   $    18,852    $         -
                                                    -----------    -----------
                             Total Current Assets        18,852              -

Web Sites, Property and Equipment,  net .........       122,990        134,171

Intangible and Other Assets
    Investment securities .......................             -         50,000
    Intangibles, net ............................       262,778        285,778
                                                    -----------    -----------
                                                    $   404,620    $   469,949
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   287,097    $   257,050
                                                    -----------    -----------
                        Total Current Liabilities       287,097        257,050

Long-term Notes Payable to Stockholders .........       341,891        380,691
                                                    -----------    -----------
                                Total Liabilities       628,988        637,741

STOCKHOLDERS' (DEFICIT)
    Preferred stock - special class A ($.001 par
       value, 12,500,000 authorized
       12,500,000 shares issued and outstanding).        12,500         12,500
    Preferred stock - special class B ($.001 par
       value, 10,000,000 authorized
       no shares issued and outstanding) ........             -              -
    Common stock ($.001 par value, 50,000,000
       shares authorized, 1,897,692 shares issued
       and outstanding) .........................         1,898          1,898
    Additional paid-in capital ..................     7,739,463      7,739,463
    Accumulated deficit .........................    (7,978,229)    (7,921,653)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (224,368)      (167,792)
                                                    -----------    -----------
                                                    $   404,620    $   469,949
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001


                                                      2002           2001
                                                  -----------    -----------
Revenue
   Net revenues ...............................   $    18,852    $    13,421

Selling, general and administrative expenses ..        21,700        806,134
Depreciation & amortization expense ...........        34,181         94,335
                                                  -----------    -----------

Operating loss ................................       (37,029)      (887,048)

Other Income (Expense)
   Interest expense ...........................        (9,547)             -
   Realized (loss) on investment securities ...       (10,000)             -
   Unrealized (loss) gain on trading securities             -        (16,530)
                                                  -----------    -----------
                Total other income (expense) ..       (19,547)       (16,530)
                                                  -----------    -----------

Net Loss ......................................   $   (56,576)   $  (903,578)
                                                  ===========    ===========



Earnings per share:
  Basic and diluted loss per common share .....   $     (0.03)   $     (0.43)
                                                  ===========    ===========

Basic and diluted weighted average
  shares outstanding ..........................     1,897,692      2,099,141



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' (Deficit)
             From the Period from January 1, 2001 to March 31, 2002

                                   Preferred Stock
                     -----------------------------------------       Common Stock       Additional
                           Class A               Class B         --------------------     Paid-In     Accumulated
                       Shares    Amount     Shares     Amount      Shares     Amount      Capital       Deficit        Total
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------
Balance,
 January 1, 2001 ..  12,500,000  $12,500           -         -    2,076,002   $ 2,076   $ 5,488,278   $(5,407,890)  $    94,964

Shares issued
 for services .....           -        -           -         -    1,321,690     1,322     2,081,872             -     2,083,194

Return of common
 shares to treasury           -        -           -         -   (1,500,000)   (1,500)        1,500             -             -

Shares issued
 for website and
 data base ........           -        -           -         -      300,000       300       543,450             -       543,750

Cancellation of
 shares due to
 recisson of
 purchase agreement           -        -           -         -     (300,000)     (300)     (425,637)            -      (425,937)


Shares issued
 for website ......           -        -   4,897,500     4,898            -         -        45,102             -        50,000

Shares cancelled ..           -        -  (4,897,500)   (4,898)           -         -         4,898             -             -

Net loss and
 comprehensive loss           -        -           -         -            -         -             -    (2,513,763)   (2,513,763)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------


Balance,
 January 1, 2002 ..  12,500,000   12,500           -         -    1,897,692     1,898     7,739,463    (7,921,653)     (167,792)

Net loss and
 comprehensive loss           -        -           -         -            -         -             -       (56,576)      (56,576)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------

Balance,
 March 31, 2002 ...  12,500,000  $12,500           -   $     -    1,897,692   $ 1,898   $ 7,739,463   $(7,978,229)  $  (224,368)
                     ==========  =======  ==========   =======   ==========   =======   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001


                                                           2002         2001
                                                         --------    ---------
Operating Activities
    Net loss .........................................   $(56,576)   $(903,578)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Unrealized loss on securities .................          -       16,530
       Realized loss on investment securities ........     10,000            -
       Common stock issued for compensation ..........          -      641,690
       Amortization and depreciation .................     34,181       94,355
       Changes in operating assets and liabilities:
           Increase in accounts receivable ...........    (18,852)           -
           Increase in accounts payable ..............     30,047      143,579
                                                         --------    ---------
                 Net Cash Used in Operating Activities     (1,200)      (7,424)


Investing Activities .................................          -            -
    Proceeds from sale of investment securities ......     40,000            -
                                                         --------    ---------
             Net Cash Provided by Investing Activities     40,000            -


Financing Activities
    Repayments to stockholders .......................    (38,800)           -
                                                         --------    ---------
             Net Cash Provided by Financing Activities    (38,800)           -
                                                         --------    ---------

                   Change in Cash and Cash Equivalents          -       (7,424)

Cash and cash equivalents, beginning of period .......          -       11,812
                                                         --------    ---------

Cash and cash equivalents, end of period .............   $      -    $   4,388
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


GOING CONCERN. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $56,579 during the three months ended March 31, 2002 and has an accumulated deficit of $7,978,229 at March 31, 2002. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.


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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, a Techlabs' stockholder provided cash advances totaling $1,200 to meet the company's operational needs. At March 31, 2002 and 2001, advances by Techlabs' stockholders to meet the company's operational needs cumulatively totaled $341,891 and $380,691, respectively, and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment.

This note should be read in conjunction with Note 4 below.

NOTE 4 - REALIZED LOSS ON INVESTMENT SECURITIES

In May 1999, we purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc. a nonpublic company. The investment was recorded at cost. In January 2002 Thomas
J. Taule, who served as our president and a member of our Board of Directors from April 1999 until February 1, 2002, sold the interest in Focalex back to that company for $40,000. The transaction had not previously been disclosed to us, had not been authorized by our Board of Directors, and we did not become aware of the transaction until May 2002; the proceeds from the sale were not received by us. Our income statement for the three months ended March 31, 2002 reflects a realized loss on investment securities of $10,000 which is the difference between the historical cost and the amount received by our former president and we have offset the proceeds of $40,000 received by him as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs.


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

         Other income (expense) for the first quarter of fiscal 2002 represented $9,547 of interest expense due on loans made to us by our stockholders as compared to $0 in the comparable quarter in fiscal 2001. In addition, during the first quarter of fiscal 2002 we reported a $10,000 realized loss on investment securities as described in Note 4 of the consolidated financial statements appearing elsewhere in this report. We had no comparable loss in the first quarter of fiscal 2001. During the first quarter of fiscal 2001 we reported a $16,530 unrealized loss on trading securities. These securities were disposed of during fiscal 2001 and, accordingly, we do not have a comparable expense in the first quarter of fiscal 2002.

         Our net loss for the three months ended March 31, 2002 was $56,576 as compared to a net loss of $903,578 for the three months ended March 31, 2001. The reduction in the net loss is attributable to the significant decrease in our SG&A, the modest increase in our revenues and the elimination of the unrealized loss on trading securities described above.

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

Liquidity and Capital Resources

         At March 31, 2002, we had a working capital deficit of $ 268,245 compared to a working capital deficit of $257,050 at December 31, 2001. Net cash used in operating activities for the first quarter of 2002 was $1,200 as compared to $7,424 during the three months ended March 31, 2001. The net cash used during the three months ended March 31, 2002 was reduced by approximately 84% as compared to the three months ended March 31, 2001, and was primarily attributable to the reduction in the net loss for the period, the issuance of stock for compensation during the first quarter of fiscal 2001 for which there were no comparable transactions during the first quarter of fiscal 2002 and the reduction in accounts payable. Net cash provided by investing activities during the three months ended March 31, 2002 was $40,000 as compared to $0 during the comparable period in fiscal 2001. This amount represented the $40,000 in proceeds received by our former president from the sale of our Focalex investment as described in Notes 3 and 4 to our consolidated financial statements contained elsewhere in this quarterly report.

         As discussed elsewhere herein, during May 2002 we discovered that in January 2002 our former president had sold certain investment securities we owned without our consent, and had failed to disclose the transaction to us either prior to his resignation or thereafter. We have offset the proceeds of $40,000 received by him from this unauthorized transaction as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs. The asset was a long term investment held by us with a historical cost of $50,000 and which appeared on our balance sheet as investment securities. The asset was not used in our operations and has no material effect on our continuing operations. We are engaged in discussions with our former president and other attendant parties to the transaction regarding the facts and circumstances surrounding this matter, and we are also attempting to ascertain if the amount received by our former president from the sale of this asset approximated its fair value. If we determine that the asset was worth more than it was sold for, we will pursue the deficiency with our former president.

         We have incurred cumulative losses from inception (May 26, 1998) through March 31, 2002. At March 31, 2002 we have an accumulated deficit of $7,978,229, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses, which included $1,200 during the first quarter of fiscal 2002, and we believe will continue to do so in the future. We will need additional working capital to expand our operations, enter into a business combination and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and if Yucatan Holding Company is unable to continue to provide us working capital we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

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

Dated:   June 4, 2002