Form 10KSB/A
period 2001-12-31
TECHLABS INC
filed 2002-06-10
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $115,677 for the 12 months ended December 31, 2001.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.


Transitional Small Business Disclosure Form (check one):

Yes            No   X
    ----          -----

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

        The discussion in this Annual Report on Form 10-KSB/A regarding the Techlabs, Inc. and its subsidiaries, and their business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

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

As a result of a variety of factors, including the relatively small size of our company to our competitors, and the overall difficulties during 2001 many Internet-related companies with limited operations faced in attempting to raise working capital, we were unsuccessful in raising sufficient working capital to expand our operations. In addition, from February to June 2002 our web sites were not operating and our operations were limited to revenues from the use of our databases by third parties. In June 2002 our Starting Point web sites were reactived. We are actively seeking partnerships or joint ventures with third parties whereby we can either license the products or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value.

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

        During fiscal 2001 we attempted to leverage our existing capabilities to expand our operations into the network marketing area. In conjunction therewith, we entered into the agreements with 121, Inc. and Saibot Technologies, Inc. A portion of the increase in revenues during fiscal 2001 was attributable to our initial efforts in the integration of our network marketing initiatives with our existing Internet capabilities in the travel industry. As a result of the non-performance of 121, Inc. and Saibot Technologies, coupled with the events of September 11, 2001, we experienced a decline in new membership, which has continued through the date of this filing. As such, it is unclear when or if this trend will reverse itself.

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

        While our principal shareholder has committed to provide sufficient funds to cover our overhead and general corporate expenses, we will require additional capital in order to expand our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

        We are a defendant in an action brought by Telecomputing, Inc. in Broward Country, Florida seeking payment of approximately $18,000 for contract fees it alleges is due it. We believe we are not the proper defendant in the action and are vigorously defending this suit. We are also a defendant in an action brought in Broward County, Florida by Galt Ocean Mile Partnership, our former landlord, seeking payment of approximately $45,000 under the lease for our prior offices. While we believe that we have affirmative defenses, we are seeking to reach a settlement with the plaintiff prior to the September 2002 trial date, and we believe we can resolve this matter for an amount that is not material. We cannot, however, speculate as to the ultimate outcome of this litigation.

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

RESULTS OF OPERATIONS

        We reported revenues of $115,677 and $82,800 for the fiscal 2001 and 2000, respectively, and a net loss of $2,513,763 and $5,130,195 for those respective periods. During fiscal 2001 and 2000 we generated revenues from the delivery of advertising impressions under an agreement with a third party whereby we sold banner ads on our web sites. We also generated revenues from the rental of the mailing lists we acquired from YesMail.com to third party list management companies and through the sale of a discount travel card offered on one of our web sites in conjunction with the our network marketing initiatives. The increase in revenue in fiscal 2001 resulted from our efforts in deploying network marketing initiatives in conjunction with our existing base of Internet properties. Subsequent to December 31, 2001 from approximatley February 2002 until June 2002 our web sites were not operating and our revenues for that period were limited to revenues from the rental of mailing lists. Upon the reactivation of our Starting Point web sites in June 2002, we anticipate, although no assurances can be given, that our revenues for the remaining period of fiscal 2002 will approxiimate or exceed those reported in fiscal 2001.

        Selling, general and administrative expenses increased approximately 117% in fiscal 2001 compared to fiscal 2000 which primarily was the result of non-cash expenses in the amounts of $2,083,194 reflecting the value of common stock issued as compensation in lieu of cash to both employees and third parties for services rendered to us.

        Other income (expense) during fiscal 2001 included $98,416 which represented the impairment of certain fixed assets related to our failed acquisitions of 121TV.com and ReferEveryone.com, and $40,000 of interest expense on the long-term notes payable to our shareholders.

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

        We have incurred cumulative losses from inception (May 26, 1998) through December 31, 2001. At December 31, 2001 we have an accumulated deficit of $7,921,653, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contains a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. Based upon our current level of operation, we estimate that our direct expenses and corporate overhead are approximately $75,000 annually, which reflects the reduction in our overhead since the resignation of our former president in February 2002. Our principal shareholder, which has historically advanced us funds from time to time for operating expenses, has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund those costs. As a result of the reactivation of our Starting Point web sites in June 2002, we anticipate that all or a substantial portion of our direct expenses and corporate overhead will be funded from cash from operations. We do not have any present commitments for capital expenditures. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we will need additional working capital to expand our operations, enter into a business combination and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During fiscal 2000 and 2001, Yucatan Holding Company, one of our share-holders of which Mrs. Dorrough is the sole officer and director, provided cash advances to us to meet our operational needs. These advances, net of repayments of $12,500 and $0 totaled approximately $55,800 and $204,450 at December 31, 2001 and 2000.

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


Signature                       Title                        Date
------------------              -----                        ----


/s/ Jayme Dorrough              Director, President         JUNE 10, 2002
------------------              and Secretary
Jayme Dorrough

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


RODEFER MOSS & CO, PLLC


Certified Public Accountants

Knoxville, Tennessee

April 12, 2002 except as to
Note 13 for which the
date is June 4, 2002

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

                         TECHLABS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity From the
            Period from January 1, 2000 to December 31, 2001

                                          Preferred Stock
                            -----------------------------------------
                                  Class A               Class B           Common Stock      Additional
                                                                       -------------------   Paid-In    Accumulated
                             Shares      Amount     Shares     Amount    Shares     Amount   Capital      Deficit       Total
                            ----------  --------  ----------  -------  ----------  -------  ----------  -----------  -----------
Balance, January 1, 2000 ..  9,000,000     9,000           -        -     366,750      367   4,646,303     (277,695)   4,377,975

Shares issued for services           -         -           -        -       9,252        9     247,175            -      247,184

Shares issued for
   investment securities ..          -         -           -        -     300,000      300     674,700            -      675,000

Shares returned for
   investment securities ..          -         -           -        -    (300,000)    (300)   (674,700)           -     (675,000)

Conversion of notes payable
   to preferred stock .....  5,200,000     5,200           -        -           -        -     594,800            -      600,000

Conversion of preferred
   stock to common stock .. (1,700,000)   (1,700)          -        -   1,700,000    1,700           -            -            -

Net loss and
   comprehensive loss .....          -         -           -        -           -        -           -   (5,130,195)  (5,130,195)
                            ----------  --------  ----------  ------  ----------  -------  ----------  -----------  -----------

Balance, December 31, 2000  12,500,000  $ 12,500           -        -   2,076,002  $ 2,076  $5,488,278  $(5,407,890) $    94,964


Shares issued for services           -         -           -        -   1,321,690    1,322   2,081,872            -    2,083,194

Return of common shares
   to treasury ............          -         -           -        -  (1,500,000)  (1,500)      1,500            -            -

Shares issued for website
   and data base ..........          -         -           -        -     300,000      300     543,450            -      543,750

Cancellation of shares due
   to recission of
   purchase agreement .....          -         -           -        -    (300,000)    (300)   (425,637)           -     (425,937)

Shares issued for website .          -         -   4,897,500    4,898           -        -      45,102            -       50,000

Shares cancelled ..........          -         -  (4,897,500)  (4,898)          -        -       4,898            -            -

Net loss and
   comprehensive loss .....          -         -           -        -           -        -           -   (2,513,763)  (2,513,763)
                            ----------  --------  ----------  -------  ----------  -------  ----------  -----------  -----------


Balance, December 31, 2001  12,500,000  $ 12,500           -  $     -   1,897,692  $ 1,898  $7,739,463  $(7,921,653) $  (167,792)
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


Management believes that the commercial success and profitability of the Company will depend significantly on its ability to enter into joint ventures or other relationships with third parties whereby it can either license the Company's assets and derive revenue from those licenses, or enter into some form of a business combination so that the Company can generate revenues from its assets and maximize their value.

The Company's principal shareholder, which has historically advanced the Company funds from time to time for operating expenses, has agreed to provide the Company with sufficient funds to pay its direct expenses and corporate overhead until such time as it generates sufficient revenues to fund those costs.


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


REVENUE RECOGNITION The Company's advertising revenue is derived primarily from the delivery of advertising impressions through its own or third party web-sites. Advertising revenue is recognized in the period that the advertising impressions are delivered, provided the collection of the resulting revenue is probable. The Company also derived revenue from the rental of the mailing lists it acquired from Yesmail.com to third party list management companies. Revenue from mailing lists is recognized when billed by the company that manages the list. Mailing list revenue is recognized on a net basis in that the Company does not act as the principal in the transaction and the amount the Company earns is fixed. Revenue from the sale of discount travel cards is recognized when the purchaser pays for the card and the card has been delivered.


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


IMPAIRMENT OF LONG-LIVED ASSETS Impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts. The Company determines the fair value based on quoted market prices and/or estimates based on similar assets.

INTANGIBLES Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.


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

The Company plans to adopt SFAS 142 in fiscal 2002 for future business combinations.

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

NOTE 4 - INVESTMENT SECURITIES

All of the Company's marketable equity securities consist of common stock in an internet company, classified as trading securities. The carrying amount of marketable equity securities and their approximate market values at December 31, 2001 and 2000 were as follows:

                                                     2001           2000
Among Current Assets:
   Trading securities:
       Marketable equity securities, at cost .   $ 2,877,000    $ 2,877,000
       Gross unrealized (loss) gain ..........    (2,877,000)    (2,860,470)
                                                 -----------    -----------
   Marketable equity securities, at fair value   $         -    $    16,530
                                                 ===========    ===========

During the year ended December 31, 2000 the Company sold 173,500 shares of marketable equity securities for $65,244. The Company's basis in the stock was $499,135, resulting in a realized loss of $433,891. The remaining $2,877,000 in the marketable equity securities held by the Company was adjusted to fair market value at December 31, 2000 resulting in an unrealized loss of $2,860,470.

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc., a nonpublic company. The investment was recorded at cost and is included in the balance sheets at December 31, 2001 and 2000 among intangible and other assets.

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
                                                =========    =========

NOTE 7 - LOSS FROM IMPAIRMENT OF LONG LIVED ASSETS


During the year ended December 31, 2001, the Company recorded certain fixed assets related to the failed acquisitions of 121TV and ReferEveryone and recorded depreciation expense of $10,834. When the transactions with 121TV and ReferEveryone failed to close, management determined that the recorded assets where impaired and had no value resulting in an impairment loss of $98,416, computed as follows:

                                               Less:                         Less:
                             Asset          Accumulated          Book        Fair     Impairment
                             Cost           Depreciation         Value       Value       Loss
                             ----           ------------         -----       -----       ----
121TV.com fixed assets      $ 50,000          $ 10,834          $39,166      $   -     $ 39,166
ReferEveryone fixed assets    59,250                 -           59,250          -       59,250
                            --------          --------          -------      -----       ------
Total                       $109,250          $ 10,834          $98,416      $   -     $ 98,416
                            ========          ========          =======      =====       ======

During the year ended December 31, 2000, management determined that the carrying value of capitalized web development costs related to the Company's calendar site exceeded the estimated undiscounted future cash of the related assets. Based on purchase prices for similar assets, the Company estimated the fair value of the remaining fixed assets comprised of computer equipment and recorded a loss on impairment. In addition, during the year ended December 31, 2000 management determined that the carrying value of fixed assets and intangibles related to the Starting Point search engine exceeded the estimated undiscounted future cash of the related assets. Based on market prices for search engines and the related e-mail and data bases, the Company estimated the fair value of Starting Point and recorded a loss on impairment. Impairment loss of $1,021,933 was computed as follows:

                                                Less:                      Less:
                                   Asset     Accumulated      Book         Fair     Impairment
                                   Cost      Depreciation     Value        Value       Loss
                                   ----      ------------     -----        -----       ----
Interplanner development costs  $  601,092     $ 33,598    $  567,494    $178,894   $  388,600
Starting Point fixed assets        500,000      166,667       333,333     122,222      211,111
Starting Point intangibles       1,000,000      200,000       800,000     377,778      422,222
                                ----------     --------    ----------    --------   ----------
Total                           $2,101,092     $400,265    $1,700,827    $678,894   $1,021,933
                                ==========     ========    ==========    ========   ==========

NOTE 8 - INCOME TAXES

As of December 31, 2001 and 2000, the Company had net operating loss ("NOL")carryforwards of approximately $5,000,000 and $2,000,000, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2019 through 2021.The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $2,000,000 and $800,000 as of December 31, 2001 and 2000, respectively, by an equivalent valuation allowance as of December 31, 2001 and 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During fiscal 2001 a suit was filed against the Company by Telecomputing, Inc., in Broward County, Florida seeking payment of approximately $18,000 for contract fees it alleges is due it. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years. The Company is also a defendant in an action brought in Broward County, Florida by Galt Ocean Mile Partnership, its former landlord, seeking payment of approximately $45,000 under the lease for the Company's prior offices. While the Company believes that it has affirmative defenses, it is seeking to reach a settlement with the plaintiff prior to the September 2002 trial date and it believes that it can resolve this matter for an amount that is not material. The Company, however, cannot speculate as to the ultimate outcome of this litigation.

In September 2000 the Company filed a complaint against Xpedior, Inc., styled as Techlabs, Inc. vs. Xpedior, Inc., case number 00-015612(14), in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida, alleging breach of contract related to its engagement to complete the Beta portion of a website, including determining the requirements, designing and developing the program. In the complaint the Company is seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. In October 2000 Xpedior filed an answer, affirmative defenses and counterclaim against the Company in which Xpedior claims the Company breached the contract for failure to pay Xpedior an additional $172,050 which it alleges is due under the contract. Xpedior is seeking compensatory damages in excess of $15,000 and an award of interest, attorneys' fees and court costs. The Company has subsequently been advised that Xpedior has filed for bankruptcy protection. At this juncture, management cannot accurately predict the outcome of this litigation, or provide an estimate of the amount or range of potential loss to it, if any.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS


During the years ended December 31, 2001 and 2000, certain stockholders in the Company provided cash advances to meet the Company's operational needs. These advances, net of repayments of $12,500 and $0, totaled $55,800 and $204,450, respectively, and are included in the balance sheet under the caption "Advances from stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment. During the year ended December 31, 2000, the Company converted $600,000 of the notes payable to 5,200,000 shares of preferred stock.


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

The participation rights of the Company's Preferred Stock in any dividends or liquidation proceeds are limited to one percent. Each share of Preferred Stock receives one vote in stockholder voting matters. At the option of the Company, the Preferred Stock may be redeemed in the Company's common shares at an exchange rate of one share of common stock for each share of Preferred Stock. At December 31, 2001, there were no shares of Preferred Stock outstanding. The Class A Special Preferred Stock is to receive no preference in dividend distributions or in the event of liquidation. Each share of Class A Special Preferred Stock receives three votes in stockholder voting matters. Dividend and redemption features are determinable at the discretion of the board of directors. At December 31, 2001 and 2000, there were 12,500,000 shares of Class A Special Preferred Stock outstanding, and no dividends have been declared to date.

In December 2000, the Company declared a 20:1 reverse stock split on all of its outstanding shares of common stock. The reverse split has been retroactively applied to all share data for all periods presented herein.

During the year ended December 31, 2000, The Company converted notes payable to stockholders with a balance of $600,000 into 5,200,000 shares of Class A Special Preferred Stock. In addition the Company converted 1,700,000 shares of Class A Special Preferred Stock into a like amount of common stock.

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

In February 2001, the Company issued 300,000 shares of common stock valued at $543,750 pursuant to an agreement with Saibot Technologies, Inc. ("Saibot") to purchase the "ReferEveryone.com" domain

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

name, as well as a related direct marketing database and all the intellectual property rights related to those assets. As a result of Saibot's failure to deliver the database and other assets, the Company subsequently cancelled the 300,000 shares of common stock and removed from additional capital the remaining carrying value of the failed transaction.

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

NOTE 13 - SUBSEQUENT EVENT

In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc. a non-public company.

The investment was recorded at cost. In January 2002 Thomas J. Taule, who served as the Company's president and a member of its Board of Directors from April 1999 until February 1, 2002, sold the interest in Focalex back to that company for $40,000. The transaction had not previously been disclosed to the Company, had not been authorized by its Board of Directors, and the Company did not become aware of the transaction until May 2002; the proceeds from the sale were not received by the Company. The asset was a long term investment held by the Company, was not used in the Company's operations and had no material effect on its continuing operations. The Company's income statement for the three months ended March 31, 2002 reflects a realized loss on investment securities of $10,000 which is the difference between the historical cost and the amount received by its former president, and the Company has offset the proceeds of $40,000 received by him as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by the Company. The Company is engaged in discussions with its former president and other attendant parties to the transaction regarding the facts and circumstances surrounding this matter, and it is also attempting to ascertain if the amount received by its former president from the sale of the asset approximated its fair value. If the Company determines that the asset was worth more than it was sold for, it will pursue the deficiency with its former president.