Form 10KSB/A
period 2001-12-31
TECHLABS INC
filed 2002-07-11
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                 Amendment No. 1

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

RESULTS OF OPERATIONS


        We reported revenues of $115,677 and $82,800 for the fiscal years 2001 and 2000, respectively, and a net loss of $2,513,763 and $5,130,195 for those respective periods. Our revenues in fiscal 2001 included approximately $81,000 in revenues from the sale of a discount travel card, approximately $34,000 in revenues from the rental of mailing lists we acquired from Yesmail.com to third party list management companies and approximately $700 in revenues from the delivery of advertising impressions under an agreement with a third party whereby we sold banner ads on our web sites. Our revenues in fiscal 2000 included approximately $82,000 in revenues from the rental of the mailing lists and approximately $700 in revenues from the delivery of adverting impressions. We did not offer the discount travel card during fiscal 2000. The increase in revenue in fiscal 2001 resulted from our efforts in deploying network marketing initiatives in the sale of the discount travel card in conjunction with our existing base of Internet properties. Primarily as a result of the decline in travel subsequent to the terrorists attacks of September 11, 2001, we discontinued the sale of the discount travel card during the latter part of fiscal 2001 and we have no plans to reoffer this product. Revenues from the rental of mailing lists decreased for fiscal 2001 from fiscal 2000 as a result of reduced marketing efforts of those lists by our prior management. Subsequent to December 31, 2001 from approximately February 2002 until June 2002 our web sites were not operating. Our Starting Point web sites were reactivated in June 2002, and we have placed a renewed emphasis on the rental of our mailing lists during the remainder of fiscal 2002. Although no assurances can be given, we anticipate that our revenues for the remaining period of fiscal 2002 will approximate or exceed those reported in fiscal 2001.

        Selling, general and administrative expenses increased approximately 188% in fiscal 2001 compared to fiscal 2000 which primarily was the result of non-cash expenses in the amounts of $2,083,194 reflecting the value of common stock issued as compensation in lieu of cash to both employees and third parties for services rendered to us. Selling, general and administrative expenses during fiscal 2001 included $98,416 which represented the impairment of certain fixed assets related our failed acquisitions of 121TV.com and ReferEveryone.com. SG&A expenses during fiscal 2000 included $1,021,933 which represented the write-down from impairmentof certain capitalized web development costs and related fixed assets.

        Other income (expense) during fiscal 2001 included $40,000 of interest expense on the long-term notes payable to our shareholders.

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

           Aggregate Option Exercises in Year Ended December 31, 2001
                           and Year-End Option Values

                                                     NO. OF SECURITIES
                                        UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                             OPTIONS AT           IN-THE-MONEY OPTIONS AT
                     SHARES               DECEMBER 31, 2001        DECEMBER 31, 2001(1)
                    ACQUIRED          --------------------------- -----------------------
                       ON      VALUE
NAME                EXERCISE REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                -------- -------- ----------- ------------- ----------- -------------
Thomas J. Taule (1) 180,000  $138,050          0             0      n/a          n/a

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


Signature                       Title                        Date
------------------              -----                        ----


/s/ Jayme Dorrough              Director, President         July 11, 2002
------------------              and Secretary
Jayme Dorrough

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

                        TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000

                                                        2001            2000
                                                     -----------    ------------
Revenue
   Net revenues ..................................   $   115,677    $    82,800

Selling, general and administrative expenses .....     2,572,910      2,164,769
                                                     -----------    -----------

Operating loss ...................................    (2,457,243)    (2,081,969)

Other Income (Expense)
   ^Interest expense on advances from stockholders.      (40,000)             -
   Realized loss on trading securities ...........             -       (433,891)
   Unrealized losses on trading securities .......       (16,530)    (2,614,335)
                                                     -----------    -----------
      Total other income (expense) ...............      ( 56,530)    (3,048,266)
                                                     -----------    -----------

Net Loss .........................................   $(2,513,763)   $(5,130,195)
                                                     ===========    ===========

Earnings per share:
   Basic and diluted loss per common share .......   $     (1.22)   $    (11.49)
                                                     ===========    ===========

Basic and diluted weighted average
   shares outstanding ............................     2,057,387        446,444

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

Management believes that the commercial success and profitability of the Company will depend significantly on its ability to enter into joint ventures or other relationships with third parties whereby it can either license the Company's assets and derive revenue from those licenses, or enter into some form of a business combination so that the Company can generate revenues from its assets and maximize their value,

The Company's principal shareholder, which has historically advanced the Company funds from time to time for operating expenses, has agreed to provide the Company with sufficient funds to pay its direct expenses and corporate overhead until such time as it generates sufficient revenues to fund those costs.

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


REVENUE RECOGNITION The Company's advertising revenue is derived ^from the delivery of advertising impression ads, through its own or third party web-sites. Advertising revenue is recognized in the period that the advertising impressions are delivered, provided the collection of the resulting revenue is reasonably assured. The Company also derived revenue from the rental of the mailing lists it acquired from Yesmail.com to third party list management companies. Revenue from mailing lists is recognized when billed by the company that manages the list. Mailing list revenue is recognized on a net basis in that the Company does not act as the principal in the transaction and the amount the Company earns is fixed. The Company believes revenues from rental of mailing list to be fully collectible and has not provided for an allowance for doubtful accounts.Revenue from the sale of discount travel cards is recognized when the purchaser pays for the card and the card has been delivered therefore collectability is assured in that the customer does not receive the discount travel card until it has been paid for.


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


The Company plans to adopt SFAS 142 in fiscal 2002 ^and believes that the impact on its intangible assets pursuant to its adoption of SFAS 142 will be minimal.


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

NOTE 4 - INVESTMENT SECURITIES

All of the Company's marketable equity securities consist of common stock in an internet company, classified as trading securities. The carrying amount of marketable equity securities and their approximate market values at December 31, 2001 and 2000 were as follows:

                                                     2001           2000

Among Current Assets:
   Trading securities:
       Marketable equity securities, at cost .   $    16,530    $ 2,877,000
         Proceeds from sale of equity securities           0    (    65,244)
         Realized gain on securities sold                  0    (   433,891)
       Gross unrealized (loss) gain ..........    (   16,530)    (2,614,335)
                                                 -----------    -----------
   Marketable equity securities, at market value   $  -         $    16,530
                                                 ===========    ===========


During the year ended December 31, 2000 the Company sold 173,500 shares of marketable equity securities for $65,244. The Company's basis in the stock was $499,135, resulting in a realized loss of $433,891. The remaining marketable equity securities held by the Company was adjusted to fair market value at December 31, 2000 resulting in an unrealized loss of $2,614,335.


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
                                                =========    =========

NOTE 7 - LOSS FROM IMPAIRMENT OF LONG LIVED ASSETS


During the year ended December 31, 2001, the Company recorded certain fixed assets related to the failed acquisitions of 121TV and ReferEveryone and recorded depreciation expense of $10,834. When the transactions with 121TV and ReferEveryone failed to close, management determined that the recorded assets where impaired and had no value resulting in an impairment loss of $98,416, which is included in selling, general and administrative expenses, computed as follows:

                                        Less:                 Less:
                                Asset   Accumulated    Book   Fair   Impairment
                                Cost    Depreciation   Value  Value    Loss

121TV.com fixed assets       $  50,000   $ 10,834    $39,166  $  -   $ 39,166
ReferEveryone fixed assets      59,250          -     59,250     -     59,250
Total                        $ 109,250   $ 10,834    $98,416  $  -   $ 98,416


During the year ended December 31, 2000, management determined that the carrying value of capitalized web development costs related to the Company's calendar site exceeded the estimated undiscounted future cash of the related assets. Based on purchase prices for similar assets, the Company estimated the fair value of the remaining fixed assets comprised of computer equipment and recorded a loss on impairment. In addition, during the year ended December 31, 2000 management determined that the carrying value of fixed assets and intangibles related to the Starting Point search engine exceeded the estimated undiscounted future cash of the related assets. Based on market prices for search engines and the related e-mail and data bases, the Company estimated the fair value of Starting Point and recorded a loss on impairment. Management determined that the development costs, fixed assets and intangibles were impaired based upon the cash flow from the sites and its history of losses. Impairment loss of $1,021,933, which is included in selling, general and administrative expenses, was computed as follows:

                                           Less:                   Less:
                                   Asset   Accumulated   Book      Fair     Impairment
                                   Cost    Depreciation  Value     Value      Loss
Interplanner development costs $  601,092  $   33,598   $  567,494 $178,894 $  388,600
Starting Point fixed assets       500,000     166,667      333,333  122,222    211,111
Starting Point intangibles      1,000,000     200,000      800,000  377,778    422,222
Total                          $2,101,092  $  400,265   $1,700,827 $678,894 $1,021,933

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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