Form 10QSB/A
period 2002-03-31
TECHLABS INC
filed 2002-07-11
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

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

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ................................................9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,     December 31,
                                                       2002            2001
                                                    (unaudited)
                                                    As Restated
ASSETS                                              -----------    -----------

Current Assets
    Accounts receivable .........................   $    18,852    $         -
                                                    -----------    -----------
                             Total Current Assets        18,852              -

Web Sites, Property and Equipment,  net .........       122,990        134,171

Intangible and Other Assets
    Investment securities .......................             -         50,000
    Intangibles, net ............................       262,778        285,778
                                                    -----------    -----------
                                                    $   404,620    $   469,949
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   287,097    $   257,050
                                                    -----------    -----------
                        Total Current Liabilities       287,097        257,050

Long-term Notes Payable to Stockholders .........       341,891        380,691
                                                    -----------    -----------
                                Total Liabilities       628,988        637,741

STOCKHOLDERS' (DEFICIT)
    Preferred stock - special class A ($.001 par
       value, 12,500,000 authorized
       12,500,000 shares issued and outstanding).        12,500         12,500
    Preferred stock - special class B ($.001 par
       value, 10,000,000 authorized
       no shares issued and outstanding) ........             -              -
    Common stock ($.001 par value, 50,000,000
       shares authorized, 1,897,692 shares issued
       and outstanding) .........................         1,898          1,898
    Additional paid-in capital ..................     7,739,463      7,739,463
    Accumulated deficit .........................    (7,978,229)    (7,921,653)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (224,368)      (167,792)
                                                    -----------    -----------
                                                    $   404,620    $   469,949
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001


                                                      2002           2001
                                                   As Restated
                                                  -----------    -----------
Revenue
   Net revenues ...............................   $    18,852    $    13,421

Selling, general and administrative expenses ..        21,700        806,134
Depreciation & amortization expense ...........        34,181         94,335
                                                  -----------    -----------

Operating loss ................................       (37,029)      (887,048)

Other Income (Expense)
   Interest expense ...........................        (9,547)             -
   Realized (loss) on investment securities ...       (10,000)             -
   Unrealized (loss) gain on trading securities             -        (16,530)
                                                  -----------    -----------
                Total other income (expense) ..       (19,547)       (16,530)
                                                  -----------    -----------

Net Loss ......................................   $   (56,576)   $  (903,578)
                                                  ===========    ===========

Earnings per share:
  Basic and diluted loss per common share .....   $     (0.03)   $     (0.43)
                                                  ===========    ===========

Basic and diluted weighted average
  shares outstanding ..........................     1,897,692      2,099,141



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' (Deficit)
      From the Period from January 1, 2001 to March 31, 2002 (As Restated)

                                   Preferred Stock
                       --------------------------------------------       Common Stock           Additional
                               Class A               Class B           --------------------       Paid-In    Accumulated
                         Shares     Amount      Shares       Amount     Shares       Amount       Capital      Deficit       Total
                       ----------  -------    ----------    -------    ----------    -------    -----------  ----------- -----------
Balance,
 January 1, 2001   ..  12,500,000  $12,500             -          -     2,076,002    $ 2,076    $ 5,488,278  $(5,407,890)$   94,964

Shares issued
 for services   .....           -        -             -          -     1,321,690      1,322      2,081,872            -  2,083,194

Return of common
 shares to treasury             -        -             -          -    (1,500,000)    (1,500)         1,500            -          -

Shares issued
 for website and
 data base   ........           -        -             -          -       300,000        300        543,450            -    543,750

Cancellation of
 shares due to
 recisson of
 purchase agreement             -        -             -          -      (300,000)      (300)      (425,637)           -   (425,937)

Shares issued
 for website   ......           -        -     4,897,500      4,898             -          -         45,102            -     50,000

Shares cancelled   ..           -        -    (4,897,500)    (4,898)            -          -          4,898            -          -

Net loss and
 comprehensive loss             -        -             -          -             -          -              -   (2,513,763)(2,513,763)
                       ----------  -------    ----------    -------    ----------    -------    -----------  ----------- -----------
Balance,
 January 1, 2002   ..  12,500,000   12,500             -          -     1,897,692      1,898      7,739,463   (7,921,653)  (167,792)

Net loss and
 comprehensive loss             -        -             -          -             -          -              -      (56,576)   (56,576)
                       ----------  -------    ----------    -------    ----------    -------    -----------  ----------- -----------
Balance,
 March 31, 2002   ...  12,500,000  $12,500             -    $     -     1,897,692    $ 1,898    $ 7,739,463  $(7,978,229)$ (224,368)
                       ==========  =======    ==========    =======    ==========    =======    ===========  =========== ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001


                                                           2002         2001
                                                         As Restated
                                                         --------    ---------
Operating Activities
    Net loss .........................................   $(56,576)   $(903,578)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Unrealized loss on securities .................          -       16,530
       Realized loss on investment securities ........     10,000            -
       Common stock issued for compensation ..........          -      641,690
       Amortization and depreciation .................     34,181       94,355
       Changes in operating assets and liabilities:
           Increase in accounts receivable ...........    (18,852)           -
           Increase in accounts payable ..............     30,047      143,579
                                                         --------    ---------
                 Net Cash Used in Operating Activities     (1,200)      (7,424)

Financing Activities
    Repayments to stockholders .......................      1,200            -
                                                         --------    ---------
             Net Cash Provided by Financing Activities      1,200            -
                                                         --------    ---------

                   Change in Cash and Cash Equivalents          -       (7,424)

Cash and cash equivalents, beginning of period .......          -       11,812
                                                         --------    ---------

Cash and cash equivalents, end of period .............   $      -    $   4,388

                                                        ========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
         Proceeds from sale of investment securities .   $ 40,000            -
         Repayments to stockholders ..................    (40,000)           -
                                                         --------
                                                         $      0
                                                         ========

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


NOTE 4 - REALIZED LOSS ON INVESTMENT SECURITIES, AS RESTATED.


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


         As a result of the above transaction, we have restated our statement of operations for the three months ended March 31, 2002. The effects of this restatement on our net income and earnings per share at March 31, 2002 are as follows:

         Net income (loss) as previously reported                    $ (46,576)
         Effect of the transacation                                    (10,000)
                                                                       --------
         Net income (loss) as restated                               $ (56,576)
                                                                       ========

         Earnings (loss) per share as previously reported            $ (  0.02)
         Effect of the transacation                                    (  0.01)
                                                                       --------
         Earnings (loss) per share as restated                       $ (  0.03)
                                                                       ========

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


Dated: July 10, 2002