Form 10QSB
period 2002-06-30
TECHLABS INC
filed 2002-08-14
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ____________________to________________


                        Commission File Number: 000-26233


                                 TECHLABS, INC.
                                 --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,897,680 shares of common stock as of August 12, 2002.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended June 30, 2002

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

                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet at June 30, 2002 (unaudited)
        and December 31, 2001..................................................1

Consolidated Statements of Operations (unaudited) for the
        three months and six months ended June 30, 2002 and 2001...............2

Consolidated Statements of Change in Stockholders'
        Equity for the Period from January 1, 2001 to June 30, 2002............3

Consolidated Statements of Cash Flows (unaudited) for the
        six months ended June 30, 2002 and 2001................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .............................................7

Part II Other Information.....................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     June 30,     December 31,
                                                       2002            2001
                                                    (unaudited)
ASSETS                                              -----------    -----------

Current Assets
    Cash ........................................   $        28    $         -
    Accounts receivable .........................   $    12,507    $         -
                                                    -----------    -----------
                             Total Current Assets        12,535              -

Web Sites, Property and Equipment, net ..........       111,809        134,171

Intangible and Other Assets
    Investment securities .......................             -         50,000
    Intangibles, net ............................       239,778        285,778
                                                    -----------    -----------
                                                    $   364,122    $   469,949
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   303,597    $   257,050
                                                    -----------    -----------
                        Total Current Liabilities       303,597        257,050

Long-term Notes Payable to Stockholders .........       334,231        380,691
                                                    -----------    -----------
                                Total Liabilities       637,828        637,741

STOCKHOLDERS' (DEFICIT)
    Preferred stock - special class A ($.001 par
       value, 12,500,000 authorized
       12,500,000 shares issued and outstanding).        12,500         12,500
    Preferred stock - special class B ($.001 par
       value, 10,000,000 authorized
       no shares issued and outstanding) ........             -              -
    Common stock ($.001 par value, 50,000,000
       shares authorized, 1,897,692 shares issued
       and outstanding) .........................         1,898          1,898
    Additional paid-in capital ..................     7,739,463      7,739,463
    Accumulated deficit .........................    (8,027,567)    (7,921,653)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (273,706)      (167,792)
                                                    -----------    -----------
                                                    $   364,122    $   469,949
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001


                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                2002         2001         2002         2001
                             -----------  -----------  -----------  -----------

Revenue Net revenue ........ $    14,428  $    13,304  $    33,280  $    26,725

Selling, general and
  administrative expenses ..      19,585      429,423       41,285    1,204,496
Depreciation & amortization
  expense ..................      34,181       94,355       68,362      219,751
                             -----------  -----------  -----------  -----------

Operating loss .............     (39,338)    (510,474)     (76,367)  (1,397,522)

Other income (expense)
  Interest expense .........     (10,000)     (20,000)     (19,547)     (20,000)
  Realized (loss) on
    investment securities ..           -            -      (10,000)           -
 Unrealized (loss) on
  trading securities .......           -            -            -      (16,530)
                             -----------  -----------  -----------  -----------
Total other income (expense)     (10,000)     (20,000)     (29,547)     (36,530)
                             -----------  -----------  -----------  -----------
Net loss ................... $   (49,338) $  (530,474) $  (105,914) $(1,434,052)
                             ===========  ===========  ===========  ===========

Earnings per share:
  Basic and diluted loss
   per common share ........ $     (0.03) $     (0.23) $     (0.06) $     (0.66)
                             ===========  ===========  ===========  ===========

Basic and diluted weighted
  average shares outstanding   1,897,692    2,314,123    1,897,692    2,177,322

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' (Deficit)
              From the Period from January 1, 2001 to June 30, 2002

                                   Preferred Stock
                     -----------------------------------------       Common Stock       Additional
                           Class A               Class B         --------------------     Paid-In     Accumulated
                       Shares    Amount     Shares     Amount      Shares     Amount      Capital       Deficit        Total
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------
Balance,
 January 1, 2001 ..  12,500,000  $12,500           -         -    2,076,002   $ 2,076   $ 5,488,278   $(5,407,890)  $    94,964

Shares issued
 for services .....           -        -           -         -    1,321,690     1,322     2,081,872             -     2,083,194

Return of common
 shares to treasury           -        -           -         -   (1,500,000)   (1,500)        1,500             -             -

Shares issued
 for website and
 data base ........           -        -           -         -      300,000       300       543,450             -       543,750

Cancellation of
 shares due to
 recission of
 purchase agreement           -        -           -         -     (300,000)     (300)     (425,637)            -      (425,937)


Shares issued
 for website ......           -        -   4,897,500     4,898            -         -        45,102             -        50,000

Shares cancelled ..           -        -  (4,897,500)   (4,898)           -         -         4,898             -             -

Net loss and
 comprehensive loss           -        -           -         -            -         -             -    (2,513,763)   (2,513,763)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------


Balance,
 January 1, 2002 ..  12,500,000   12,500           -         -    1,897,692     1,898     7,739,463    (7,921,653)     (167,792)

Net loss and
 comprehensive loss           -        -           -         -            -         -             -      (105,914)     (105,914)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------

Balance,
 June 30, 2002 ....  12,500,000  $12,500           -   $     -    1,897,692   $ 1,898   $ 7,739,463   $(8,027,567)  $  (273,706)
                     ==========  =======  ==========   =======   ==========   =======   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001

                                                          2002         2001

                                                        ---------    ---------
Operating Activities
    Net loss .........................................  $(105,914)  $(1,434,052)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Unrealized loss on securities .................          -        16,530
       Realized loss on investment securities ........     10,000             -
       Common stock issued for compensation ..........          -       995,760
       Amortization and depreciation .................     68,362       219,751
       Changes in operating assets and liabilities:
           Increase in accounts receivable ...........    (12,507)            -
           Increase in accounts payable ..............     46,547       191,017
                                                        ---------      ---------
           Net Cash Provided by (Used) in
               Operating Activities ..................      6,488       (10,994)

Financing Activities
    Repayments to stockholders .......................     (6,460)            -
                                                        ---------     ---------
             Net Cash Provided by Financing Activities     (6,460)            -
                                                        ---------     ---------

                   Change in Cash and Cash Equivalents         28       (10,994)

Cash and cash equivalents, beginning of period .......          -        11,812
                                                        ---------     ---------

Cash and cash equivalents, end of period .............  $      28   $       818
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
     Proceeds from sale of investment securities .....  $ 40,000              -
     Repayments to stockholders ......................   (40,000)             -
                                                        --------
                                                        $      0
                                                        ========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

        NOTE 1.SIGNIFICANT ACCOUNTING POLICIES

               BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in our Annual Report on Form 10-KSB/A as filed with the Securities and Exchange Commission.

               GOING CONCERN.The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $105,914 during the six months ended June 30, 2002 and has an accumulated deficit of $8,027,567 at June 30, 2002. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

               The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

        NOTE 2.STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

               During the six months ended June 30, 2002 and 2001 Techlabs paid no income taxes. During the six months ended June 30, 2001 Techlabs issued 821,690 shares of common stock valued at $1,884,194 to consultants in payment for services to be performed through June 30, 2002 resulting in a prepayment of $884,434 at June 30, 2001. This transaction did not affect cash. There were no comparable transactions during the six months ended June 30, 2002.

        NOTE 3.RELATED PARTY TRANSACTIONS

               During the six months ended June 30, 2002, Techlabs' principal stockholder provided cash advances totaling $13,020 to meet the company's operational needs, and we made repayments of amounts previously advanced of $19,660. At June 30, 2002 and 2001, advances by Techlabs' stockholders to meet the company's operational needs cumulatively totaled $334,231 and $380,691, respectively, and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment.

               This note should be read in conjunction with Note 4 below.

        NOTE 4 - REALIZED LOSS ON INVESTMENT SECURITIES.

               In May 1999, we purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc. a nonpublic company. The investment was recorded at cost. In January 2002 Thomas J. Taule, who served as our president and a member of our Board of Directors from April 1999 until February 1, 2002, sold the interest in Focalex back to that company for $40,000. The transaction had not previously been disclosed to us, had not been authorized by our Board of Directors, and we did not become aware of the transaction until May 2002; the proceeds from the sale were not received by us. Our income statement for the six months ended June 30, 2002 reflects a realized loss on investment securities of $10,000 which is the difference between the historical cost and the amount received by our former president and we have offset the proceeds of $40,000 received by him as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        For the three months ended June 30, 2002, we reported net revenues of $14,428 as compared to net revenues of $13,304 for the comparable three month period in fiscal 2001, an increase of approximately 8%. Revenues for the six months ended June 30, 2002 increased approximately 24% from the comparable six month period in fiscal 2001. These revenues represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer.

        Selling, general and administrative expenses decreased approximately 95% for the three months ended June 30, 2002 and approximately 97% for the six months ended June 30, 2002 as compared to the respective periods in fiscal 2001. We believe our SG&A expenses will continue to be substantially less during the balance of fiscal 2002 as compared to fiscal 2001.

        Other income (expense) for the three months and six months ended June 30, 2002 included $10,000 and $19,547, respectively, of interest expense due on loans made to us by our stockholders as compared to $10,000 and $0, respectively, in the comparable periods in fiscal 2001. In addition, during the six months ended June 30, 2002 we reported a $10,000 realized loss on investment securities as described in Note 4 of the consolidated financial statements appearing elsewhere in this report. We had no comparable loss in the six months ended June 30, 2001. During the six months ended June 30, 2001 we reported a $16,530 unrealized loss on trading securities. These securities were disposed of during fiscal 2001 and, accordingly, we do not have a comparable expense in the first quarter of fiscal 2002.

        Our net loss for the three months ended June 30, 2002 was $49,338 as compared to a net loss of $530,474 for the three months ended June 30, 2001. Likewise, our net loss decreased for the six months ended June 30, 2002 to $105,914 as compared to a net loss of $1,434,052 for the six months ended June 30, 2001. The reduction in the net loss is attributable to the significant decrease in our SG&A, the modest increase in our revenues and the elimination of the unrealized loss on trading securities described above.

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

Liquidity and Capital Resources

        At June 30, 2002, we had a working capital deficit of $ 291,062 compared to a working capital deficit of $257,050 at December 31, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 was $6,488 as compared to net cash used by operating activities of $10,994 for the six months ended June 30, 2001. This change was primarily attributable to the reduction in the net loss for the period, the issuance of stock for compensation during the first quarter of fiscal 2001 for which there were no comparable transactions during the first quarter of fiscal 2002, the reduction in the amount of amortization and depreciation recorded for the period as a result of a write down of certain assets in fiscal 2001, and the reduction in accounts payable. Net cash provided by investing activities during the six months ended June 30, 2002 was $6,460 as compared to $0 during the comparable period in fiscal 2001. This amount represented funds advanced by our principal shareholder for our operating expenses.

        As discussed elsewhere herein, during May 2002 we discovered that in January 2002 our former president had sold certain investment securities we owned without our consent, and had failed to disclose the transaction to us either prior to his resignation or thereafter. We have offset the proceeds of $40,000 received by him from this unauthorized transaction as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs. The asset was a long term investment held by us with a historical cost of $50,000 and which appeared on our balance sheet as investment securities. The asset was not used in our operations and has no material effect on our continuing operations. We have engaged in discussions with our former president and other attendant parties to the transaction regarding the facts and circumstances surrounding this matter, and we are also attempting to ascertain if the amount received by our former president from the sale of this asset approximated its fair value. If we determine that the asset was worth more than it was sold for, we will pursue the deficiency with our former president.

        We have incurred cumulative losses from inception (May 26, 1998) through June 30, 2002. At June 30, 2002 we have an accumulated deficit of $8,027,567, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern qualification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses. This shareholder has agreed to convert a certain amount of the liabilities owed it, as well as providing us with a $250,000 working capital line, and we will issue this shareholder a newly created series of preferred stock. We anticipate that these transactions will occur during the third quarter of fiscal 2002, all as more fully described in the information statement on Schedule 14C which we filed with the SEC in August 2002. If we wish to expand our operations, or to enter into business combinations with as yet unidentified third parties, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

               None.

Item 2. Changes in Securities and Use of  Proceeds

               None.

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits.

Exhibit No.                         Description
-----------                         -----------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        Techlabs, Inc.
                                        By: /S/ JAYME DORROUGH
                                            ------------------
                                            Jayme Dorrough
                                            President

Dated: August 12, 2002