Form 10QSB
period 2002-09-30
TECHLABS INC
filed 2002-11-13
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 492,938 shares of common stock as of November 14, 2002.

                                 TECHLABS, INC.
               Form 10-QSB for the period ended September 30, 2002

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

                                      INDEX
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2002 (unaudited)
         and December 31, 2001.................................................1

Consolidated Statements of Operations (unaudited) for the
         three months and nine months ended September 30, 2002 and 2001........2

Consolidated Statements of Change in Stockholders'
         Equity for the Period from January 1, 2001 to September 30, 2002......3

Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended September 30, 2002 and 2001.........................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................7

Item 3.  Controls and Procedures ..............................................9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................10

Item 2.  Changes in Securities and Use of  Proceeds ..........................10

Item 3.  Defaults upon Senior Securities .....................................11

Item 4.  Submission of Matters to a Vote of Security Holders .................11

Item 5.  Other Information ...................................................12

Item 6.  Exhibits and Reports on Form 8-K ....................................12

Signatures ...................................................................13

Certification ................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                   September 30,   December 31,
                                                       2002            2001
                                                    (unaudited)
ASSETS                                              -----------    -----------

Current Assets
    Cash ........................................   $     5,352    $         -
    Accounts receivable .........................   $     9,657    $         -
                                                    -----------    -----------
                             Total Current Assets        15,009              -

Web Sites, Property and Equipment, net ..........       100,628        134,171

Intangible and Other Assets
    Investment securities .......................             -         50,000
    Intangibles, net ............................       216,778        285,778
                                                    -----------    -----------
                                                    $   332,415    $   469,949
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   323,197    $   257,050
                                                    -----------    -----------
                        Total Current Liabilities       323,197        257,050

Long-term Notes Payable to Stockholders .........       321,781        380,691
                                                    -----------    -----------
                                Total Liabilities       644,978        637,741

STOCKHOLDERS' (DEFICIT)
    Preferred stock - $.001 par value, 25,000,000
       shares authorized, 12,500,000 shares Class
       A Special Preferred issued and outstanding        12,500         12,500
    Preferred stock - $.001 par value,
       10,000,000 authorized, no shares issued
       and outstanding .........................             -              -
    Preferred stock - $.001 par value, 10,000,000
       shares authorized, no shares Class C
       Preferred Stock issued and outstanding....            -              -
    Common stock ($.001 par value, 5,000,000,000
       shares authorized, 1,897,692 shares issued
       and outstanding) .........................         1,898          1,898
    Additional paid-in capital ..................     7,739,463      7,739,463
    Accumulated deficit .........................    (8,066,424)    (7,921,653)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (312,563)      (167,792)
                                                    -----------    -----------
                                                    $   332,415    $   469,949
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2002         2001         2002         2001
                                 ----         ----         ----         ----

Revenue

Net revenue .................$    14,961  $    88,952  $    48,241  $   115,677
Selling, general and
  administrative expenses ...      9,637      652,571       50,922    1,850,469
Depreciation and amortization
  expense ...................     34,181      113,174      102,543      339,523
                             -----------  -----------  -----------  -----------

Operating loss ..............    (28,857)    (676,793)    (105,224)  (2,074,315)

Other income (expense)
  Interest expense ..........    (10,000)     (20,000)     (29,547)     (40,000)
  Realized (loss) on
    investment securities ...          -            -      (10,000)           -
  Unrealized (loss) on
    trading securities ......          -            -            -      (16,530)
                             -----------  -----------  -----------  -----------
Total other income (expense)     (10,000)     (20,000)     (39,547)     (56,530)
                             -----------  -----------  -----------  -----------

Net loss ....................$   (38,857) $  (696,793) $  (144,771) $(2,130,845)
                             ===========  ===========  ===========  ===========

Earnings per share:
  Basic and diluted loss
    per common share ........$     (0.02) $     (0.32) $     (0.08) $     (0.98)
                             ===========  ===========  ===========  ===========

Basic and diluted weighted
  average shares outstanding   1,897,692    2,168,344    1,897,692    2,184,094

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                                  TECHLABS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Stockholders' (Deficit)
                                    From the Period from January 1, 2001 to September 30, 2002


                                 Preferred Stock
                     -----------------------------------------       Common Stock       Additional
                           Class A               Class B         --------------------     Paid-In     Accumulated
                       Shares    Amount     Shares     Amount      Shares     Amount      Capital       Deficit        Total
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------
Balance,
 January 1, 2001 ..  12,500,000  $12,500           -         -    2,076,002   $ 2,076   $ 5,488,278   $(5,407,890)  $    94,964

Shares issued
 for services .....           -        -           -         -    1,321,690     1,322     2,081,872             -     2,083,194

Return of common
 shares to treasury           -        -           -         -   (1,500,000)   (1,500)        1,500             -             -

Shares issued
 for website and
 data base ........           -        -           -         -      300,000       300       543,450             -       543,750

Cancellation of
 shares due to
 recission of
 purchase agreement           -        -           -         -     (300,000)     (300)     (425,637)            -      (425,937)


Shares issued
 for website ......           -        -   4,897,500     4,898            -         -        45,102             -        50,000

Shares cancelled ..           -        -  (4,897,500)   (4,898)           -         -         4,898             -             -

Net loss and
 comprehensive loss           -        -           -         -            -         -             -    (2,513,763)   (2,513,763)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------

Balance,
 January 1, 2002 ..  12,500,000   12,500           -         -    1,897,692     1,898     7,739,463    (7,921,653)     (167,792)

Net loss and
 comprehensive loss           -        -           -         -            -         -             -      (144,771)     (144,771)
                     ----------  -------  ----------   -------   ----------   -------   -----------   -----------   -----------

Balance,
 September 30, 2002  12,500,000  $12,500           -   $     -    1,897,692   $ 1,898   $ 7,739,463   $(8,066,424)  $  (312,563)
                     ==========  =======  ==========   =======   ==========   =======   ===========   ===========   ===========

                                       The accompanying notes are an integral part of these
                                                  unaudited financial statements.

                                                                 3

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001


                                                          2002        2001
                                                       ---------  -----------
Operating Activities
    Net loss ......................................... $(144,771) $(2,130,845)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Unrealized loss on securities .................         -       16,530
       Realized loss on investment securities ........    10,000            -
       Common stock issued for compensation ..........         -    1,527,936
       Fixed asset impairment ........................         -       39,166
       Amortization and depreciation .................   102,543      339,523
       Changes in operating assets and liabilities:
           Increase in bank overdraft ................         -          737
           Increase in accounts receivable ...........    (9,657)           -
           Increase in accounts payable ..............    66,147      211,090
                                                       ---------  -----------
           Net Cash Used in Operating Activities .....    24,262        4,137

Investing Activities
      Web site development costs .....................         -      (59,249)
      Proceeds from sale of investment securities ....    40,000            -
                                                       ---------  -----------

            Net Cash Provided by Investing Activities     40,000      (59,249)

Financing Activities
    Net payment on advances from stockholders ........   (58,910)      43,300
                                                       ---------  -----------
             Net Cash Provided by Financing Activities   (58,910)      43,300


                  Change in Cash and Cash Equivalents      5,352      (11,812)

Cash and cash equivalents, beginning of period .......         -       11,812
                                                       ---------  -----------

Cash and cash equivalents, end of period ............. $   5,352  $         0
                                                       =========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
      Proceeds from sale of investment securities .... $  40,000            -
      Repayments to stockholders .....................   (40,000)           -
                                                       ---------
                                                       $       0
                                                       =========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         Business. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in our Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission.

         Going Concern. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $144,771 during the nine months ended September 30, 2002 and has an accumulated deficit of $8,066,424 at September 30, 2002. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the nine months ended September 30, 2002 and 2001 Techlabs paid no income taxes. During the nine months ended September 30, 2001 Techlabs issued 1,121,690 shares of common stock valued at $2,049,194 to consultants in payment for services to be performed through March 2002 resulting in a prepayment of $506,258 at September 30, 2001. These transactions did not affect cash. There were no comparable transactions during the nine months ended September 30, 2002.

NOTE 3.  RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, Techlabs' principal stockholder provided cash advances totaling $13,200 to meet the company's operational needs, and we made repayments of amounts previously advanced of $72,110. At September 30, 2002 and 2001, advances by Techlabs' stockholders to meet the company's operational needs cumulatively totaled $321,781 and $380,691, respectively, and are included in the balance sheet under the caption "Long-term Notes Payable to Stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment.

         This note should be read in conjunction with Note 4 below.

NOTE 4.  REALIZED LOSS ON INVESTMENT SECURITIES.

         In May 1999, we purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc. a privately- held company. The investment was recorded at cost. In January 2002 Thomas J. Taule, who served as our president and a member of our board of directors from April 1999 until February 1, 2002, sold the interest in Focalex back to that company for $40,000. The transaction had not previously been disclosed to us, had not been authorized by our board of directors, and we did not become aware of the transaction until May 2002; the proceeds from the sale were not received by us. Our income statement for the nine months ended September 30, 2002 reflects a realized loss on investment securities of $10,000 which is the difference between the historical cost and the amount received by our former president and we have offset the proceeds of $40,000 received by him as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs.

NOTE 5.  STOCKHOLDERS' EQUITY

         In August 2002 we amended our Articles of Incorporation to reflect the following changes in our capital structure:

         - we increased the number of authorized shares of our common stock to 5,000,000,000 shares,

         - we created a class of preferred stock, par value $.001 per share, consisting of 10,000,000 shares. The shares of preferred stock may be created and issued from time to time in such series and with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of preferred stock as adopted by the board of directors without further shareholder approval, and

         - in conjunction with the creation of this class of "blank check" preferred stock, we designated a series of that new class of preferred stock consisting of 225,000 shares as Class C Preferred.

         At September 30, 2002 there were no shares of our Class C Preferred Stock issued and outstanding.

NOTE 6.  SUBSEQUENT EVENTS

         On October 6, 2002 we issued 225,000 shares of our Class C Preferred Stock to Yucatan Holding Company, our principal shareholder, in satisfaction of $200,000 of the amounts due Yucatan by us and as consideration for Yucatan providing us with a $250,000 credit line. On October 16, 2002 we also issued 7,575,757 shares of our common stock to Yucatan in satisfaction of $150,000 owed to Yucatan by us. Jayme Dorrough, our sole officer and director, is the sole officer director and beneficial owner of Yucatan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended September 30, 2002, we reported net revenues of $14,961 as compared to net revenues of $88,952 for the comparable three month period in fiscal 2001, a decrease of approximately 83%. Revenues for the nine months ended September 30, 2002 decreased approximately 58% from the comparable nine month period in fiscal 2001. Revenues in fiscal 2002 represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer. Revenues for the three and nine months ended September 30, 2001 resulted from our efforts in deploying network marketing initiatives in conjunction with our then existing base of internet properties. Primarily as a result of the decline in travel subsequent to the terrorists attacks of September 11, 2001, we discontinued the sale of the discount travel card utilizing the network marketing initiatives during the latter part of fiscal 2001 and we have no plans to reoffer this product.

         Selling, general and administrative expenses decreased significantly for the three months and nine months ended September 30, 2002 as compared to the respective periods in fiscal 2001. During the nine months ended September 30, 2001, we issued 1,121,690 shares of our common stock, valued at $2,049,194, as compensation. These expenses were included in our SG&A. There were no comparable issuances during the three and nine month periods ended September 30, 2002. We believe our SG&A expenses will continue to be substantially less during the balance of fiscal 2002 as compared to fiscal 2001.

         Other income (expense) for the three months and nine months ended September 30, 2002 included $10,000 and $29,547, respectively, of interest expense due on loans made to us by our stockholders as compared to $20,000 and $40,000, respectively, in the comparable periods in fiscal 2001. In addition, during the nine months ended September 30, 2002 we reported a $10,000 realized loss on investment securities as described in Note 4 of the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this report. We had no comparable transaction in the nine months ended September 30, 2001. During the nine months ended September 30, 2001 we reported a $16,530 unrealized loss on trading securities. These securities were disposed of during fiscal 2001 and, accordingly, we do not have a comparable expense in the fiscal 2002.

         Our net loss for the three months ended September 30, 2002 was $38,857 as compared to a net loss of $696,793 for the three months ended September 30, 2001. Likewise, our net loss decreased for the nine months ended September 30,

2002 to $144,771 as compared to a net loss of $2,130,845 for the nine months ended September 30, 2001. The reduction in the net loss is primarily attributable to the significant decrease in our SG&A.

         During the balance of fiscal 2002 we will continue to seek to establish partnerships or joint ventures with third parties whereby we can either license our assets or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value. In addition, we are also seeking a private company with which we can consummate a merger or acquisition. We are seeking a business combination target that has historical operations and earnings, experienced management and which operates in an industry which provides opportunity for growth. We anticipate that business opportunities will be available to us through the contacts of our management and our attorneys. We have not identified any potential business opportunities as of the date of this report, and we cannot assure you that we will locate targets which meet our criteria. Even if we are successful in locating such a target, we cannot assure you that we will be successful in negotiating and closing such a business combination.

Liquidity and Capital Resources

         At September 30, 2002, we had a working capital deficit of $ 308,188 compared to a working capital deficit of $257,050 at December 31, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was $24,262 as compared to $4,137 for the nine months ended September 30, 2001. This change was primarily attributable to:

         *        the reduction in the net loss for the period,

         * the issuance of stock for compensation during the nine month period ended September 30, 2001 for which there were no comparable transactions during the nine months ended September 30, 2002,

         * the reduction in the amount of amortization and depreciation recorded for the period as a result of a write down of certain assets in fiscal 2001, and

         *        the reduction in accounts payable.

         Net cash provided by investing activities during the nine months ended September 30, 2002 was $40,000 as compared to net cash used by investing activities of $59,249 during the comparable period in fiscal 2001. Net cash used by financing activities for the nine months ended September 30, 2002 was $58,910 as compared to net cash provided by financing activities of $43,300 for the comparable period in fiscal 2001.

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

         We have incurred cumulative losses from inception (May 26, 1998) through September 30, 2002. At September 30, 2002 we have an accumulated deficit of $8,066,424, and the report from of our independent auditor on our audited financial statements at December 31, 2001 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses and it has agreed to provide us with a $250,000 working capital line. While this line of credit is sufficient to fund our operations at current levels, if we wish to expand our operations, or to enter into business combinations with as yet unidentified third parties, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer and director, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF  PROCEEDS

         On October 6, 2002 we issued 225,000 shares of our Series C Preferred Stock to Yucatan Holding Company, our principal shareholder, as satisfaction of $200,000 of the amounts due Yucatan by us, and as consideration for Yucatan providing us with a line of credit. Jayme Dorrough, our sole officer and director, is the sole officer and director and the beneficial owner of Yucatan. We had used these funds for working capital. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933 ("Securities Act") in reliance on an exemption provided by Section 4(2) of said act, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Under this commitment, Yucatan will advance us up to $250,000 for operating expenses on an unsecured basis at such time and in such amounts as may be requested by our board of directors and agreed upon by Yucatan. We agreed to pay Yucatan interest at the rate of 8% per annum. As of the date hereof, we have not drawn down any amounts under this line of credit.

         During fiscal 2001 Yucatan returned an aggregate of 750,000 shares of our common stock to the treasury. These shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by this shareholder, valued at par value per share. This transaction was facilitated to assure that we had a sufficient number of authorized but unissued shares of common stock. We agreed to reissue these shares to Yucatan at such time as we had sufficient authorized common stock, and to issue it an additional 100,000 shares of our common stock as additional consideration for the earlier contribution to capital by this shareholder. On October 6, 2002 we issued 850,000 shares of our common stock to Yucatan. These shares were issued in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of said act, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         On October 16, 2002 we issued 2,000,000 shares of our common stock to a third party as compensation for services rendered and to be rendered to us through the balance of fiscal 2002. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of said act. The recipient of these shares was an accredited investor, no general solicitation or advertising was used in connection with this transaction, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. We valued these services at $26,400.

         On October 16, 2002 we also issued 7,575,757 shares of our common stock to Yucatan in satisfaction of $150,000 owed to Yucatan by us. We had used these funds for working capital. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of said act, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         All of the foregoing shares, together with all other shares of our issued and outstanding common stock, were the subject on November 14, 2002 of a one for 25 reverse stock split described in further detail in Item 5. hereof.

         We anticipate that we will file a registration statement with the SEC as soon as practicable covering the public resale of the shares of our common stock which we recently issued as described above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 7, 2002 we filed a definitive information statement on
Schedule 14C with the SEC covering the following actions taken by our majority shareholder on August 5, 2002 by written consent in lieu of an annual meeting.

         * The election of Jayme Dorrough as the sole member of the board of directors, to serve until the next annual meeting of shareholders or until her earlier resignation, removal or death;

         * The ratification of the appointment of Rodefer Moss & Co. PLLC as our independent auditors for fiscal 2002; and

         * The approval of an amendment to our Articles of Incorporation which:

                  - increased the number of authorized shares of our common stock to 5,000,000,000 shares,

                  - created a class of preferred stock, par value $.001 per share, consisting of 10,000,000 shares. The shares of preferred stock may be created and issued from time to time in such series and with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions pfor the creation and issuance of such series of preferred stock as adopted by the board of directors without further shareholder approval, and

                  - in conjunction with the creation of this class of "blank check" preferred stock, designated a series of that new class of preferred stock consisting of 225,000 shares as Class C Preferred. On October 6, 2002 we issued these shares to Yucatan as described in Item 2. above.

ITEM 5.  OTHER INFORMATION

         Effective November 14, 2002 we have undertaken a one for 25 reverse stock split of our issued and outstanding common stock in accordance with a written consent of our board of directors. The record date set for this stock split was November 13, 2002. No cash will be paid or distributed as a result of the reverse stock split and no fractional shares will be issued. All fractional shares which would otherwise be required to be issued as a result of the stock split will be rounded up to the nearest whole share.

         Pursuant to Section 607.10025 of the Florida Business Corporation Act, a combination of the our common stock may be effected solely by an action of our board of directors without shareholder approval provided that as a result of such amendment, the percentage of authorized shares remaining unissued after the share combination will not exceed the percentage of authorized shares that were unissued before the combination. In accordance therewith, on November 7, 2002 we filed Articles of Amendment to our Articles of Incorporation reducing our authorized common shares from 5,000,000,000 to 200,000,000. As a result of this split, the number of our issued and outstanding shares of common stock has been reduced from 12,323,437 to approximately 492,937, subject to rounding.

         On November 14, 2002 our the trading symbol for common stock on the OTCBB was changed from TCLB to TELA, and our new CUSIP number is 87833L 30 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

Exhibit No.                      Description

3.1 Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on August 26, 2002 (1)

3.2 Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State on November 7, 2002 (2)
---------
(1) Incorporated by reference to the Information Statement on Schedule 14C filed with the SEC on May 23, 2002.

(2) Filed herewith

         (b) Reports on Form 8-K

         1. On October 1, 2002 we filed a Report on Form 8-K, reporting under Item. 4, that we had terminated the engagement of Rodefer, Moss & Co PLLC as our principal independent accountant and engaged Dempsey Vantrease & Follis PLLC.

         2. On October 7, 2002 we filed a Report on Form 8-K/A attaching as
Exhibit 16.1 the letter from Rodefer Moss & Co PLLC to the SEC confirming the disclosure regarding such firm which appeared in our Report on Form 8-K filed on October 1, 2002.

         3. On October 23, 2002 we filed a Report on Form 8-K/A attaching as
Exhibit 16.1 a revised letter from Rodefer Moss & Co PLLC to the SEC confirming the disclosure regarding such firm which appeared in our Report on Form 8-K filed on October 1, 2002 in response to a comment from the SEC.

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

                                        Techlabs, Inc.

                                        By: /s/ Jayme Dorrough
                                            ------------------
                                            Jayme Dorrough
                                            President

Dated: November 13, 2002

                                  CERTIFICATION

         I, Jayme Dorrough, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Techlabs, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 13, 2002              By: /s/ Jayme Dorrough
                                        Jayme Dorrough,
                                        President and Director,
                                        sole officer and sole director