Form 10QSB/A
period 2002-09-30
TECHLABS INC
filed 2002-11-15
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                  FORM 10-QSB/A

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

         Techlabs, Inc. is hereby amending its Form 10-QSB for the period ended September 30, 2002 to file Exhibit 99.1 which was inadvertely omitted from the original filing.



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

                                        Techlabs, Inc.

                                        By: /S/ Jayme Dorrough
                                        ----------------------
                                        Jayme Dorrough
                                        President

Dated: November 15, 2002