Form 10KSB
period 2002-12-31
TECHLABS INC
filed 2003-04-15
CIK 1082530

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2002
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                        Commission file number 000-26233
                                               ---------

                                 Techlabs, Inc.
                                 --------------
                 (Name of small business issuer in its charter)

               Florida                                65-0843965
               -------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

              8905 Kingston Pike, Suite 307
                  Knoxville, Tennessee                         37923
                  --------------------                         -----
         (Address of principal executive offices)            (Zip Code)

Issuer's telephone number 215-243-8044
                          ------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

             None                                 Not Applicable
     -------------------           -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $57,670 for the 12 months ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non- affiliates computed at the closing price of Techlab's common stock on April 9, 2003 is approximately $35,922.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2003, 492,964 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes       No  X
                                                              ---      ---

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................7

Item 3.  Legal Proceedings....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..................8


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............8

Item 6.  Management's Discussion and Analysis or Plan of Operation............9

Item 7.  Financial Statements................................................11

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure ...............................................11


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................12

Item 10. Executive Compensation..............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................15

Item 12. Certain Relationships and Related Transactions......................18

Item 13. Exhibits and Reports on Form 8-K....................................19

Item 14. Controls and Procedures ............................................21

Signatures ..................................................................22

Certifications ..............................................................22

         When used in this Annual Report, the terms "Techlabs," "we," and "us" refers to Techlabs, Inc. , a Florida corporation, and our subsidiaries.

         All per share information contained in this Annual Report gives proforma effect to the one for 25 reverse stock split of our common stock effected on November 14, 2002.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We generate our revenues from fees earned by us from the rental of our Starting Point.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer. This email list is derived from opt-ins to our Starting Point web site located at www.stpt.com. This web site was designed to offer a variety of web searching tools. Users can also perform targeted searches utilizing Starting Point.com's database of directories and web sites that include 13 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having its own easy-to-use, organized format. Starting Point is managed for us by a third party.

         In addition to Starting Point, we also own Interplanner.com and InternetChic Marketing. Neither of these web site properties are generating revenues at this time. Interplanner.com was designed as a free online calendar and personal information management (PIM) service that offered a comprehensive set of features, including a personal calendar, group calendars, contact lists, appointment entry and tracking, and task lists, as well as a variety of content. Interplanner's original source code and documentation was developed for us by a third party. We own all intellectual property rights associated with Interplanner. InternetChic Marketing was a business-to-business marketing solution provider focused on developing and implementing Internet marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies.

OUR HISTORY

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

         As a result of a variety of factors, including the relatively small size of our company to our competitors, and the overall difficulties during 2001 many Internet- related companies with limited operations faced in attempting to raise working capital, we were unsuccessful in raising sufficient working capital to expand our operations. In addition, from February to June 2002 our web sites were not operating and our operations were limited to revenues from the use of our databases by third parties. In June 2002 our Starting Point web site were reactived.

         In June 2002 we entered into an agreement with Addante & Associates, LLC to operate and maintain our Starting Point web site. Under the terms of this three year agreement we engaged Addante & Associates to reactive our Starting Point web site and thereafter to provide all services reasonably and customarily necessary for the operation and maintenance of the Starting Point web site including hosting, technical maintenance, serving as administrative and technical contacts, updating and improving the database and web site and sales. We agreed to pay Addante & Associates LLC 50% of the net operating revenues from the Starting Point web site (as that term is defined in the agreement with Addante & Associates, LLC) during the term of the agreement, grant that company a 10% equity interest in our Starting Point subsidiary and pay it 50% of the net operating revenues generated from rentals of our mailing list by Response Base to third parties during January and February 2002, and reimburse Addante & Associates, LLC for certain expenses incurred by them on our behalf. We also granted Addante & Associates, LLC the first right of refusal to acquire this site in the event we should determine to sell it in the future. Under the terms of the agreement with Addante & Associates, LLC we retained all of the intellectual property rights to Starting Point and Addante & Associates, LLC consented to certain non-disclosure provisions.

         Under the terms of the agreement, Addante & Associates, LLC was required to deliver to us a working copy of the site upon its reactivation and thereafter at our request updated copies which would include the additions to the database of opt-in email addresses. Despite numerous demands made by us, Addante & Associates, LLC has consistently refused to comply with the terms and spirit of the agreement and is currently in default thereunder. As a result of their non-compliance, we have withheld certain payments to them. We are unable at this time to speculate on the future of our relationship with Addante & Associates, LLC. In the event, however, we did not continue this relationship, we do not believe we would have any difficulty in identifying and engaging one or more alternative companies to provide these services to us on substantially similar terms and conditions.

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

EMPLOYEES

         As of March 31, 2003 we have one part-time employee, Jayme Dorrough our sole officer and director.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment.

You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE DO NOT ANTICIPATE THAT WE WILL REPORT REVENUES OR A PROFIT UNTIL WE CONSUMMATE A MERGER OR A BUSINESS COMBINATION WITH A THIRD PARTY.

         We reported net losses of $199,335 and $2,513,763 for the fiscal years ended December 31, 2002 and 2001, respectively. At December 31, 2002 we have an accumulated deficit of $8,120,988. While a significant portion of our accumulated losses are non-cash, our operations generate only limited revenues and we cannot predict when, if ever, that we will generate sufficient revenues to cover our operating expenses. We will continue to incur losses in the future. We will likely experience negative cash flow from operations for the foreseeable future. Our business and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development. We cannot guarantee you that we will be successful in increasing our revenues or that we will ever achieve profitability.

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

WE MAY NOT BE SUCCESSFUL IN LICENSING OUR PRODUCTS AND SERVICES.

         We are seeking licensing arrangements for our products and services. While we believe these products should be attractive to companies seeking to expand their Internet related businesses, we believe there are many other companies with similar products who are also seeking licensing agreements to generate revenues. We cannot guarantee you that we will be successful in licensing these products. If we are not successful, our ability to generate revenues from these products in future periods will be adversely effected.

OUR SUCCESS WILL ALSO DEPEND ON OUR ABILITY TO LOCATE SUITABLE ACQUISITIONS.

         We believe that a merger or business combination with an operating entity with historical revenues will significantly assist us in developing our business. One of our biggest challenges in meeting our business objectives will be to identify and close a business combination. Because of the highly competitive nature of companies seeking business combinations with operating companies, and our limited financial resources, there can be no assurance that we will be able to identify and close suitable business combination in any future period. Delays or failures in consummating a business combination could materially adversely affect our business, financial condition, operating results or cash flows.

OUR STOCK PRICE WILL FLUCTUATE FROM TIME TO TIME AND MAY FALL BELOW EXPECTATIONS OF INVESTORS.

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

         It is likely that in some future quarter our operating results may fall below the expectations of investors, which could result in a decrease in the trading price of our common stock. The trading prices of Internet-related companies and e-commerce companies in particular have been especially volatile. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED.

         The market for our common stock is extremely limited, and we do not anticipate that it there will be any increased liquidity in our common stock in the foreseeable future due in part to our limited revenues. Even if we are successful in increase our revenues, there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

         It is unlikely that our common stock will trade above $5.00 per share in the foreseeable future, accordingly, any liquidity in the market will be further hampered by the applicability of the Penny Stock Rules to trading in our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal shareholder, Yucatan, provides us office space at 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923 at no cost to us. We believe that this arrangement is suitable for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         In February 2001 Galt Ocean Mile Partnership, its former landlord, filed a complaint against us, case number CACE01003182, in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida, seeking payment of approximately $45,000 under the lease for our prior offices. This case remains pending at this time and we cannot speculate as to the ultimate outcome of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the OTCBB under the symbol TELA. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                         High        Low
Fiscal 2001

First Quarter ended March 31, 2001 ..................  $ 100.00    $ 29.75
Second Quarter ended June 30, 2001 ..................  $  44.75    $  9.25
Third Quarter ended September 30, 2001 ..............  $  24.75    $  4.75
Fourth Quarter ended December 31, 2001 ..............  $   5.25    $  1.00

Fiscal 2002

First Quarter ended March 31, 2002 ..................  $   1.00    $  0.75
Second Quarter ended June 30, 2002 ..................  $   1.00    $  0.75
Third Quarter ended September 30, 2002 ..............  $   1.00    $  0.75
Fourth Quarter ended December 31, 2002 ..............  $   0.60    $  0.59

Fiscal 2003

First Quarter ended March 31, 2003 ..................  $   0.59    $  0.51

         On April 9, 2003 the last sale price of our common stock as reported on the OTCBB was $0.51 . As of March 31, 2003 there were approximately 35 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

RECENT ISSUANCES OF RESTRICTED SECURITIES

         In August 2002 we issued Yucatan Holding Company 225,000 shares of our Class C Preferred Stock and in October 2002 we issued Yucatan Holding Company 303,030 shares of our common stock. These shares were issued as consideration for the conversion $216,824 due it by us and as consideration for making a credit line of up to $250,000 available to us.

         During fiscal 2001 each of Yucatan Holding Company and Thomas J. Taule, our former president and CEO, returned an aggregate of 60,000 shares of our common stock to the treasury (30,000 shares each), which such shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders. These transactions were facilitated to assure that we had a sufficient number of authorized but unissued shares of common stock and, as a result of the number of preferred shares held by each party, did not affect the voting control of our company. In conjunction with these transactions, our Board of Directors agreed that at such time as we had filed an amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock that we would issue each of Yucatan Holding Company and Mr. Taule 30,000 shares of common stock to replace the shares which had been returned to treasury and an additional 4,000 shares each of common stock as consideration for the earlier contribution to capital by these shareholders. We also granted these shareholders demand registration rights covering these shares. In August 2002 following the filing of Articles of Amendment to our Articles of Incorporation, we issued Yucatan Holding Company 34,000 shares of our common stock. As described hereinafter in Item 12. Certain Relationships and Related Transactions, we did not issue the 34,000 shares of common stock to Mr. Taule.

         In October 2002 we issued an unaffiliated third party 80,000 shares of our common stock, valued at $26,400, for services rendered and to be rendered during the balance of fiscal 2002.

         All of these issuances were made in reliance on an exemption from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof. There were no underwriters involved in any of these issuances and we did not pay any commissions. The recipients were all accredited investors. No general solicitation or advertising was used in connection with any such issuance, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

         We reported revenues of $57,670 and $115,677 for the fiscal years 2002 and 2001, respectively, and a net loss of $199,335 and $2,513,763 for those respective periods. Revenues in fiscal 2002 represented fees earned by us from the rental of our

StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer. Our revenues in fiscal 2001 included approximately $81,000 in revenues from the sale of a discount travel card, approximately $34,000 in revenues from the rental of mailing lists and approximately $700 in revenues from the delivery of advertising impressions under an agreement with a third party whereby we sold banner ads on our web sites. Primarily as a result of the decline in travel subsequent to the terrorists attacks of September 11, 2001, we discontinued the sale of the discount travel card during the latter part of fiscal 2001 and we have no plans to reoffer this product.

         Selling, general and administrative expenses decreased approximately 93% in fiscal 2002 compared to fiscal 2001 primarily as a result in a significant decrease non- cash expenses reflecting the value of common stock issued as compensation in lieu of cash to both employees and third parties for services rendered to us. Selling, general and administrative expenses during fiscal 2002 included $44,724 of depreciation. Selling, general and administrative expenses during fiscal 2001 included $98,416 which represented the impairment of certain fixed assets related to our failed acquisitions of 121TV.com and ReferEveryone.com.

         Other income (expense) for fiscal 2002 and 2001 included $29,547 and $40,000, respectively, of interest expense due on loans made to us by our stockholders. In addition, during fiscal 2002 we reported a $10,000 realized loss on investment securities as described in Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this report. We had no comparable transaction in fiscal 2001. During the fiscal 2001 we reported a $16,530 unrealized loss on trading securities. These securities were disposed of during fiscal 2001 and, accordingly, we do not have a comparable expense in the fiscal 2002.

         Our net loss for fiscal 2002 was $199,335 as compared to a net loss of $2,513,763 for fiscal 2001. The reduction in the net loss is primarily attributable to the significant decrease in our SG&A.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had a working capital deficit of $ 317,048 as compared to a deficit of $257,050 at December 31, 2001. Net cash provided by operating activities for fiscal 2002 was $33,881 as compared to $4,138 for fiscal 2001. This change is primarily attributable to a decrease in our net loss and the amount of common stock issued as compensation for services. Net cash provided by investing activities in fiscal 2002 was $40,000, which represented the amount of proceeds received by our former president from the sale of securities owned by us (see Item 12. Certain Relationships and Related Transactions later in this annual report) as compared to net cash used in investing activities in fiscal 2001 of $59,250. Net cash used by financing activities in fiscal 2002 was $73,867, which reflects the repayment of amounts due our principal shareholder through the issuance of equity (see Item 12. Certain Relationships and Related Transactions later in this annual report) as compared to net cash provided by financing activities of $43,300 for fiscal 2002 which represented advances from our shareholders.

         We have an accumulated deficit of $317,048 at December 31, 2002, and the report from of our independent auditor on our audited financial statements at December 31, 2002 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we consummate a merger or business combination with a third party. We do not have any present commitments for capital expenditures. It is likely that following the closing of a merger or business combination with a third party that we will need additional working capital to expand our operations and otherwise attempt to achieve profitability. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our future financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 30, 2002 we notified Rodefer Moss & Co PLLC, our principal independent accountant, that we were terminating their services. The report of Rodefer Moss & Co PLLC on our financial statements for the fiscal years ended December 31, 2001 and 2000 each contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such reports did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period prior to their termination, there were no disagreements between our company and Rodefer Moss & Co PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to such firm's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         On September 30, 2002 we engaged Dempsey Vantrease & Follis PLLC to act as our principal independent accountant. Prior to such engagement, during the two most recent fiscal years and any subsequent interim period prior to engaging Dempsey

Vantrease & Follis PLLC we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         The change in our principal independent accountants was approved by our board of directors.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Rodefer Moss & Co PLLC with a copy of
Item 4 of our Report on Form 8-K as filed on October 1, 2002 and they furnished us a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Report on Form 8-K/A filed on October 7, 2002. We have also filed as an exhibit to our Report on Form 8-K/A as filed on October 23, 2002 a letter from Rodefer Moss & Co, PLLC addressed to the SEC confirming that they agree with the statements contained in this Report as they relate to that firm.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                      Age              Position
              ----                      ---              --------
         Jayme Dorrough                  34              Director

         Jayme Dorrough. Mrs. Dorrough has been a member of our board of directors since December 2000 and has served as our president and secretary since February 2001. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Yucatan Holding Company is our principal shareholder. Mrs. Dorrough has been a member of the board of directors of Eline Entertainment Group, Inc. (OTCBB: EEGR) since September 2002.

         Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. There are no committees of our board of directors. Our directors are not compensated by us for the services on the board of directors or otherwise.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2002, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002, except that Mrs. Dorrough failed to timely file a Form 4. Such delinquent report was subsequently filed.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the president and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during last three completed fiscal years (the "Named Executive Officers").

                                   Annual Compensation                Long-Term Compensation Awards
                       -----------------------------------------    ---------------------------------
Name, Principal                                     Other Annual    Restricted     Options, All Other
Position               Year     Salary     Bonus    Compensation    Stock Awrds       Compensation
-------------------    -----------------------------------------    ---------------------------------
Jayme Dorrough (1)     2002    $ 12,000      0           0               0                  0

Thomas J. Taule (2)    2001    $ 12,500      0           0               0                  0
                       2001    $150,000      0           0               0                  0
                       2000    $ 42,500      0           0               0                  0

(1) Mrs. Dorrough has served as our president since February 2002. Mrs. Dorrough is not a party to an employment agreement with us. While we do not pay Mrs. Dorrough a salary, we have recognized an expense of $12,000 for the period of February 1, 2002 though December 31, 2002 which we believe equals the fair vof her services during this period.

(2) Mr. Taule served as our president and CEO from April 2000 until February 2002. Mr. Taule was a party to an employment agreement with our company which provided for annual compensation of $150,000. This agreement terminated upon his resignation from our company on February 1, 2002 and as a result of his voluntary resignation we were not obligated to pay him any severance benefits. The amount of annual compensation paid in fiscal 2001 represents 7,200 shares of our common stock, valued at $138,050, issued to him, and an accrual of 11,950. The amount of compensation paid to him in fiscal 2002 reflects an accrual for one month's salary. In December 2002 we determined not to pay these amounts to him as described later in this annual report under Item 12. Certain Relationships and Related Transactions.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during fiscal 2002 to the Named Executive Officers.

                                      % of Total
                 Number of Shares     Options Granted   Exercise or
                 Underlying Options   to Employees in   Base Price    Expiration
                 Granted (#) (1)      Fiscal Year       ($/Sh)           Date
--------------------------------------------------------------------------------

Jayme Dorrough           0               n/a               n/a           n/a

STOCK INCENTIVE PLAN

         In October 1999, we adopted our 1999 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote our long-term success and the creation of shareholder value by encouraging employees, directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of employees, outside directors and consultants and linking those individuals directly to shareholder interests through increased stock ownership. Under the Plan we can make awards either in the form of restricted shares or options, which may be either incentive stock options or non- statutory stock options.

         Initially the maximum number of shares of our common stock issuable upon the exercise of restricted stock awards or stock options granted under the Plan was 1,500,000 shares. This amount is subject to increase on January 1 of each year beginning on January 1, 2000 by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of March 31, 2003 the maximum number of shares of our common stock available for issuance upon grants of restricted stock awards or stock options was 1,677,024 shares. To date, we have granted restricted stock awards or stock options which have been exercised for an aggregate of 1,521,662 shares of our common stock. Accordingly, we currently have 155,362 shares available under the Plan.

         The Plan is to be administered by a committee consisting of two or more outside directors who shall review management's recommendation as to the employees, outside directors and consultants who are to receive awards under the Plan, determine the type, number, vesting requirements and other features and conditions of the awards, interpret the Plan and make all other decisions related to the Plan. Our Board of Directors may also appoint a secondary committee of the Board, composed of one or more directors who need not be independent, who may administer the Plan with respect to employees and consultants who are not considered officers or directors of Techlabs. This secondary committee may grant awards under the Plan to such employees and consultants, and may determine all features and conditions of those awards. .

         Options granted under the Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Incentive options can only be granted to our a recipient who is our employee, and non-statutory options and restricted stock awards can be granted to employees, outside directors and consultants. Options granted to any optionee in a single fiscal year cannot exceed 1,000,000 shares, except that options granted to a new employee in his or her first year of employment cannot exceed 500,000 shares. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The exercise price of non-statutory options cannot be less than 85% of the fair market value of the underlying shares on the date of the grant; however, the option agreement can provide that the exercise price varies in accordance with a pre-determined formula while the option is outstanding. The term of each Plan Option and the manner in which it may be exercised is determined by the board of the directors, provided that no Plan Option may be exercisable more than 10 years after the date of its grant.

         Payment for incentive options can only be made as specified in the option agreement and the form of payment for non-statutory options may be accepted by the Board from time to time. The Plan permits cashless exercise of options, and the payment of the exercise price of options through a full-recourse promissory note and other forms which are consistent with applicable laws. Restricted stock awards may be sold or awarded under the Plan for such consideration as our board may determine, including cash, cash equivalents, full-recourse promissory notes, past services and future services.

         In the event of a recapitalization of our company, a spin-off or similar occurrence, or the declaration of a dividend payable in shares of our common stock, in the Board's sole discretion it will determine if any adjustments are to be made in the number of options and restricted shares available for future awards and certain other matters.

         The Plan will terminate on its tenth anniversary, unless earlier terminated by our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2003, there were 492,964 shares of our common stock, 12,500,000 shares of our Class A Special Preferred Stock and 225,000 shares of our Class C Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, each share of Class A Special Preferred Stock is entitled to three votes and each share of Class C Preferred Stock is entitled to 150 votes on all matters submitted to our shareholders for a vote, and all three classes of these securities vote together as one class. The following table contains information regarding beneficial ownership of our common stock as of March 31, 2003 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,

         *        our directors,

         *        named executive officers, and

         *        all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from March 31, 2003, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.


 Title of         Name of                   Amount and Nature of      Percentage       Percentage of
 Class            Beneficial Owner          Beneficial Ownership       of Class       Voting Control(1)
 ---------        ----------------          --------------------      ----------      -----------------
 Common Stock
 ------------

                  Jayme Dorrough (2) .......        342,530              69.5%              82.4%

                  All executive officers
                    and directors as a
                    group (one person)(2) ..        342,530              69.5%              82.4%

                  Yucatan Holding
                    Company (2) ............        342,530              69.5%              82.4%

                  Ella Chesnutt (3) ........         80,000              16.6%                *

 Class A Special
 Preferred Stock
 ---------------

                  Jayme Dorrough (2) .......      8,330,000              66.6%              82.4%

                  All executive officers
                    and directors as a
                    group (one person)(2) ..      8,330,000              66.6%              82.4%

                  Thomas J. Taule (4) ......      4,170,000              33.3%               5.8%

                  Yucatan Holding
                    Company(2) .............      8,330,000              66.6%              82.4%

 Class C
 Preferred Stock (4)
 -------------------

                  Jayme Dorrough (2) .......        225,000               100%              82.4%

                  All executive officers
                    and directors as a
                    group (one person)(2) ..        225,000               100%              82.4%

                  Yucatan Holding
                    Company(2) .............        225,000               100%              82.4%

*        represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock, shares of our Class A Special Preferred Stock and Class C Preferred Stock at March 31, 2003. At March 31, 2003 the holders of our outstanding shares of common stock, Class A Special Preferred Stock and Class C Preferred Stock were entitled to an aggregate of 71,742,964 votes at any meeting of our shareholders, which includes 492,964 votes attributable to the outstanding shares of common stock, 37,500,000 votes attributable to the outstanding shares of Class A Special Preferred Stock and 33,750,000 votes attributable to the Class C Preferred Stock.

(2) Mrs. Dorrough, our sole officer and director, is the sole officer and director of Yucatan Holding Company. All shares owned beneficially by Mrs. Dorrough are owned of record by Yucatan Holding Company. The 342,530 shares of common stock, 8,330,000 shares of Class A Special Preferred Stock (which is entitled to 24,990,000 votes) and 225,000 shares of Class CPreferre Stock (which is entitled to 33,750,000 votes) are aggregated together in determining the Percent of Voting Control held by Mrs. Dorrough through Yucatan Holding Company.

(3)      Mrs. Chesnutt's address is 6200 Devon Drive, Columbia, MD 21044.

(4) Mr. Taule served as our president and CEO from April 2000 until February 2002. His address is 1861 North Federal Highway, #146,, Hollywood, Florida 33020. The Percentage of Voting Control includes 5,500 shares of common stock and 4,170,000 shares of Class A Special Preferred Stock (which is entitled to 12,510,000 votes) held by Mr. Taule.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1999 Stock Incentive Plan and any compensation plans not previously approved by our stockholders as of December 31, 2002.

                     Number of             Weighted      Number of
                     securities to be      average       securities remaining
                     issued upon           exercise      available for future
                     exercise of           price of      issuance under equity
                     of outstanding        outstanding   compensation plans
                     options, warrants     options,      (excluding securities
                     and rights            warrants      reflected in column(a))
                                           and rights
Plan category            (a)                 (b)              (c)

1999 Stock
Incentive Plan            0                  n/a            155,362

Equity compensation
plans not approved
by stockholders           0                  n/a              n/a

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2002 we issued Yucatan Holding Company 225,000 shares of our Class C Preferred Stock and in October 2002 we issued Yucatan Holding Company 303,030 shares of our common stock. These shares were issued as consideration for the conversion $216,824 of the amount due it by us.

         During fiscal 2001 each of Yucatan Holding Company and Thomas J. Taule, our former president and CEO, returned an aggregate of 60,000 shares of our common stock to the treasury (30,000 shares each), which such shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders. These transactions were facilitated to assure that we had a sufficient number of authorized but unissued shares of common stock and, as a result of the number of preferred shares held by each party, did not affect the voting control of our company. In conjunction with these transactions, our Board of Directors agreed that at such time as we had filed an amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock that we would issue each of Yucatan Holding Company and Mr. Taule 30,000 shares of common stock to replace the shares which had been returned to treasury and an additional 4,000 shares each of common stock as consideration for the earlier contribution to capital by these shareholders. We also granted these shareholders demand registration rights covering these shares. In August 2002 following the filing of Articles of Amendment to our Articles of Incorporation, we issued Yucatan Holding Company 34,000 shares of our common stock.

         In May 2002 we discovered that in January 2002 Thomas J. Taule, our former president, had sold certain investment securities we owned without our consent, and had failed to disclose the transaction to us either prior to his resignation or thereafter. We have offset the proceeds of $40,000 received by him from this unauthorized transaction as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs. The asset was a long term investment held by us with a historical cost of $50,000 and which appeared on our balance sheet as investment securities. The asset was not used in our operations and has no material effect on our continuing operations. We engaged in discussions with our former president and other attendant parties to the transaction regarding the facts and circumstances surrounding this matter, and we attempted to ascertain if the amount received by our former president from the sale of this asset approximated its fair value.

         We were never able to ascertain if the amount of proceeds derived by Mr. Taule from the unauthorized sale of our asset approximated the fair value thereof as a result of the refusal by the issuer of those investment securities, a privately-held company, to cooperate in our investigation. In addition to Mr. Taule's actions related to the conversion of this asset, during the course of our review of the status of our business and operations following his resignation in February 2002 and our discovery of the unauthorized sale of our asset, we determined that he had taken a number of other actions which we did not believe to be in our best interests and failed to protect and enhance our assets during his tenure as president.

         In December 2002 our Board of Directors determined that as a result of Mr. Taule's actions which we believe put his personal interests in front of those of Techlabs that our company would not pay him the accrued but unpaid compensation due him in the amount of $45,000 nor would it issue to him the 34,000 shares of common stock described above. On December 10, 2002 we notified Mr. Taule's father, who we were advised was serving as his representative as Mr. Taule is no longer a resident of the U.S., of our decision and all adjustments related thereto have been made in our financial statements during the fourth quarter of fiscal 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)(a)  Articles of Incorporation (1)

3(i)(b)  Articles of Amendment to the Articles of Incorporation (1)

3(i)(c)  Articles of Amendment to the Articles of Incorporation (1)

3(i)(d)  Articles of Amendment to the Articles of Incorporation (1)

3(i)(e)  Articles of Amendment to the Articles of Incorporation (1)

3(i)(f)  Articles of Amendment to the Articles of Incorporation (1)

3(i)(g)  Articles of Amendment to the Articles of Incorporation (2)

3(ii)    Bylaws (1) 10 1999 Stock Incentive Plan (3)

16.1 Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (4)

16.2 Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (5)

21       Subsidiaries of the registrant

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the registrant's registration statement on Form 10- SB, file number 000-26233, as filed with the SEC on June 1, 1999, as amended.

(2) Incorporated by reference to the registrant's preliminary Information Statement on Schedule 14C as filed with the SEC on May 23, 2002.

(3) Incorporated by reference to the registrant's registration statement on Form S-8, file number 333-30124, as filed with the SEC on February 11, 2000.

(4) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on October 7, 2002.

(5) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on October 23, 2002.

(b)      Reports on 8-K

         i. On October 7, 2002 we filed a Report on Form 8-K/A filing under Item 7 a letter from the registrant's former certifying accountants.

         ii. On October 23, 2002 we filed a Report on Form 8-K/A reporting under Item 7 a revised letter from the registrant's former certifying accountants.

         No financial statements were required or were filed with respect to any of the foregoing Reports on Form 8-K/A.

ITEM 14. CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: April 14, 2003                   Techlabs, Inc.

                                        By: /s/ Jayme Dorrough
                                            ------------------
                                            Jayme Dorrough
                                            President, principal executive
                                            and principal accounting officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                       DATE

 /s/ Jayme Dorrough            President, Secretary          April 14, 2003
 ------------------            and sole Director
 Jayme Dorrough


                                  CERTIFICATION

         I, Jayme Dorrough, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Techlabs, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         April 14, 2003                 By: /s/ Jayme Dorrough
                                            ---------------------------------
                                            Jayme Dorrough,
                                            President, Principal Executive and
                                            Principal Accounting Officer

                                 TECHLABS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.


Independent Auditors' Report -
         Dempsey Vantrease & Follis PLLC..................................F-2

         Rodefer, Moss & CO.,PLLC.........................................F-3


Balance Sheet -
         October 31, 2002 and 2001........................................F-4


Statements of Operations -
         Years Ended December 31, 2002 and 2001...........................F-5


Statements of Changes in Stockholders' Deficit -
         Period from January 1, 2001 to December 31, 2002.................F-6


Statements of Cash Flows -
         Years Ended December 31, 2002 and 2001...........................F-7


Notes to Financial Statements.............................................F-8

                         DEMPSEY VANTREASE & FOLLIS PLLC

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Techlabs, Inc.

We have audited the accompanying balance sheet of Techlabs, Inc. and Subsidiaries as of December 31, 2002, and the related statement of operations, and changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 2001 were audited by other auditors whose report dated April 12, 2002 except as to Note 13 for which the date is June 4, 2002 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Techlabs, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DEMPSEY VANTREASE & FOLLIS PLLC
Murfreesboro, Tennessee

April 11, 2003

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

RODEFER MOSS & CO, PLLC

Certified Public Accountants

Knoxville, Tennessee
April 12, 2002 except as to
Note 13 for which the
date is June 4, 2002

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                        2002            2001
                                                     -----------    ------------
ASSETS

Current Assets
   Cash ..........................................   $       14     $         -
   Accounts receivable............................        9,429               -
                                                     -----------    ------------
      Total Current Assets .......................        9,443               -

Web Sites, Property and Equipment, net ...........       89,447         134,171

Intangible and Other Assets
   Investment securities .........................            -          50,000
   Intangibles, net ..............................      193,778         285,778
                                                     -----------    ------------
                                                     $  292,668     $   469,949
                                                     ===========    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable & accrued expenses ...........   $  326,491     $   257,050
                                                     -----------    ------------
      Total Current Liabilities ..................      326,491         257,050

Advances from Stockholders .......................       90,000         380,691
                                                     -----------    ------------
      Total Liabilities ..........................      416,491         637,741

STOCKHOLDERS' DEFICIT
   Special Preferred stock - $.001 par value,
      25,000,000 shares authorized,
      12,500,000 shares Special Class A Preferred
      Stock issued and outstanding ...............       12,500          12,500
   Preferred stock - $.001 par value,
      10,000,000 shares authorized, no shares
      issued and outstanding .....................            -               -
   Blank check Preferred stock - $.001 par value,
      10,000,000 shares authorized, 225,000
      shares Class C Preferred Stock issued
      and outstanding ............................          225               -
   Common stock - $.001 par value, 200,000,000
      shares authorized, 492,694 and 75,908
      shares issued and outstanding ..............          493              76
   Additional paid-in capital ....................    7,983,947       7,741,285
   Accumulated deficit ...........................   (8,120,988)    ( 7,921,653)
                                                     -----------    ------------
      Total Stockholders' Deficit ................     (123,823)       (167,792)
                                                     -----------    ------------
                                                     $  292,668     $   469,949
                                                     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                                        2002            2001
                                                     -----------    ------------
Revenue
   Net revenues ..................................   $   57,670     $   115,677

Selling, general and administrative expenses .....      217,458       2,572,910
                                                     -----------    ------------

Operating loss ...................................     (159,788)     (2,457,233)

Other Income (Expense)
   Interest expense on advances from stockholders.      (29,547)        (40,000)
   Realized (loss) on investment securities ......      (10,000)              -
   Unrealized (loss) on trading securities .......             -        (16,530)
                                                     -----------    ------------
      Total other income (expense) ...............      (39,547)        (56,530)
                                                     -----------    ------------

Net Loss .........................................   $ (199,335)    $(2,513,763)
                                                     ===========    ============

Earnings per share:
   Basic and diluted loss per common share .......   $   ( 1.22)    $    (30.55)
                                                     ===========    ============

Basic and diluted weighted average
   shares outstanding ............................      162,742          82,295


   The accompanying notes are an integral part of these financial statements.

                                                  TECHLABS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Changes in Stockholders' Equity
                                     From the Period from January 1, 2001 to December 31, 2002


                                           Preferred Stock
                   ---------------------------------------------------------
                          Class A              Class B           Class C       Common Stock    Additional
                   -------------------  -------------------  ---------------  ---------------   Paid-In    Accumulated
                     Shares     Amount    Shares     Amount   Shares  Amount   Shares  Amount   Capital      Deficit      Total
                   ----------  -------  ----------  -------  -------  ------  -------  ------  ----------  -----------  ----------
Balance,
 January 1, 2001   12,500,000  $12,500           -  $     -        -  $    -   83,040  $   83  $5,490,271  $(5,407,890) $   94,964


Shares issued for
 services                   -        -           -        -        -       -   52,868      53   2,083,141            -   2,083,194

Return of common
 shares to
 treasury .......           -        -           -        -        -       -  (60,000)    (60)         60            -           -

Shares issued for
 website and
 database .......           -        -           -        -        -       -   12,000      12     543,738            -     543,750

Cancellation of
 shares due to
 recission of
 purchase
 agreement ......           -        -           -        -        -       -  (12,000)    (12)   (425,925)           -    (425,937)

Shares issued for
 website ........           -        -   4,897,500    4,898        -       -        -       -      45,102            -      50,000

Shares cancelled            -        -  (4,897,500)  (4,898)       -       -        -       -       4,898            -           -

Net loss and
 comprehensive
 loss ...........           -        -           -        -        -       -        -       -           -   (2,513,763) (2,513,763)
                   ----------  -------  ----------  -------  -------  ------  -------  ------  ----------  -----------  ----------


Balance,
 January 1, 2002   12,500,000  $12,500           -  $     -        -  $    -   75,908  $   76  $7,741,285  $(7,921,653)  $(167,792)

Issuance of shares
 for conversion
 of debt.........           -        -           -        -  225,000     225  303,030     303     216,296            -     216,824

Issuance of shares
 for services ...           -        -           -        -        -       -   80,000      80      26,400            -      26,480

Issuance of shares
 for 2001 return
 to treasury ....           -        -           -        -        -       -   34,000      34         (34)           -           0

Net loss and
 comprehensive
 loss............           -        -           -        -        -       -        -       -           -     (199,335)   (199,335)

                   ----------  -------  ----------  -------  -------  ------  -------  ------  ----------  -----------  ----------


Balance,
 December 31, 2002 12,500,000  $12,500           -  $     -  225,000  $  225  492,938  $  493  $7,983,947  $(8,120,988) $ (123,823)

                            The accompanying notes are an integral part of these financial statements.

                                                                F-6

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                        2002            2001
                                                     -----------    ------------
Operating Activities
   Net loss ......................................   $ (199,335)    $(2,513,763)
   Adjustments to reconcile net loss to
   net cash used in operating activities
      Unrealized loss on securities ..............            -          16,530
      Loss on forfeiture of security deposits ....            -           5,503
      Realized loss on securities ................       10,000               -
      Common stock issued for compensation .......       26,480       2,083,194
      Fixed asset impairment .....................            -          98,415
      Amortization and depreciation ..............      136,724         387,593
      Changes in operating assets and liabilities:
         Decrease in prepaid expenses ............       (9,429)              -
         Increase (decrease) in accounts payable .       69,441         (73,334)
                                                     -----------    ------------
         Net Cash Provided by
            Operating Activities .................       33,881           4,138

Investing Activities
   Web site development costs ....................            -         (59,250)
   Proceeds from stock sales .....................       40,000               -
                                                     -----------    ------------
         Net Cash Provided by (Used in)
            Investing Activities .................       40,000         (59,250)

Financing Activities
   Advances (repayments) from stockholders .......      (73,867)         43,300
                                                     -----------    ------------
         Net Cash (used) Provided by Financing
            Activities ...........................      (73,867)         43,300
                                                     -----------    ------------
         Change in Cash and Cash Equivalents .....           14         (11,812)

Cash and cash equivalents, beginning of period ...            -          11,812
                                                     -----------    ------------
Cash and cash equivalents, end of period .........   $       14     $         -
                                                     ===========    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

   Proceeds from sale of investment securities....       40,000               -
   Repayment to stockholders .....................      (40,000)              -
                                                     -----------    ------------
                                                     $        0     $         0
                                                     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

         BUSINESS. Techlabs, Inc. ("Techlabs" or the "Company") is in the business of renting its Starting Point.com email list, which was derived from opt-ins to its web site, to third party direct marketing companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $199,335 for the year ended December 31, 2002. In addition, as of December 31, 2002, the Company has a working capital deficiency of $317,048. Although a substantial portion of the Company's net loss is attributable to noncash operating expenses, management believes it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

         BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interplanner.com, Inc. and StartingPoint.com, Inc. All material intercompany transactions have been eliminated.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

         REVENUE RECOGNITION. The Company's revenue is derived from rental of the its opt-in email lists to third party list management companies. Revenue from email lists is recognized when billed by the company that manages the list, and is recognized on a net basis in that the Company does not act as the principal in the transaction and the amount the Company earns is fixed. The Company believes revenues from rental of its email lists to be fully collectible and has not provided for an allowance for doubtful accounts.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvements are capitalized while maintenance and repairs are expensed as incurred.

         WEB SITE DEVELOPMENT COSTS. The Company accounts for costs incurred in connection with the development of its web sites in accordance with Statement of Position SOP98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involve acquiring hardware and/or developing software to operate the web site are capitalized. Fees paid to an Internet service provider for hosting the web site on its servers connected to the Internet are expensed. Other costs incurred during the operating stage, such as training, administration costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of the web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. Impairment losses on long-lived assets, such as property, equipment and leasehold improvements and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts. The Company determines the fair value based on quoted market prices and/or estimates based on similar assets.

         INTANGIBLES. Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.

         INVESTMENT SECURITIES. Investment securities at December 31, 2001 consisted of securities for which there was no readily determinable market and were included at cost on the accompanying December 31, 2001 balance sheets as "Intangible and Other Assets - Investment Securities." These securities never declared or paid dividends. As described in Note 4, during the year ended December 31, 2002 these securities were sold by the Company's former president and the proceeds were applied to amounts owed him by the Company.

         INCOME TAXES. The Company accounts for income taxes pursuant to the

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         EARNINGS (LOSS) PER SHARE. The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

         USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and those differences could be material.

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

         NON-CASH EQUITY TRANSACTIONS. Goods and services acquired through the issuance of common stock are valued on the date of the transaction based on the closing bid price for the Company's common stock.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded amounts of cash equivalents, receivables and accounts payable approximate their fair market values at the date of these financial statements because of the short-term maturity of those items. The recorded amount of long-term notes to stockholders approximates their fair market value at the date of these financial statements based on management's estimates of rates offered for instruments bearing similar levels of risk.

         RECENT ACCOUNTING PRONOUNCEMENTS.   In June 2001, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 was required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS 142 in fiscal 2002 and its impact on the Company's intangible assets pursuant to its adoption of SFAS 142 was minimal.

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the years ended December 31, 2002 and 2001, the Company paid no interest or income taxes, and the following transactions not affecting cash occurred:

(a) The Company issued 80,000 and 52,868 shares of its common stock, valued at $26,400 and $2,083,194, for services during the years ended December 31, 2002 and 2001, respectively.

(b) The Company issued 225,000 shares of its Class C Preferred Stock and 303,030 shares of its common stock to Yucatan Holding Company, its principal shareholder, during the year ended December 31, 2002 in exchange for the cancellation of $216,824 due by it to its principal shareholder and for Yucatan making a credit line of up to $250,000 available to the Company.

NOTE 4 - REALIZED LOSS ON INVESTMENT SECURITIES.

         In May 1999, the Company purchased for cash consideration of $50,000 a minority interest consisting of 50,000 shares of convertible preferred stock in Focalex, Inc. a privately-held company. The investment was recorded at cost. In January 2002 Thomas J. Taule, who served as the Company's president and a member of its board of directors from April 1999 until February 1, 2002, sold the interest in Focalex back to that company for $40,000. The transaction had not previously been disclosed to the Company, had not been authorized by its board of directors, and the Company did not become aware of the transaction until May 2002; the proceeds from the sale were not received by the Company. The Company's income statement for the year ended December 31, 2002 reflects a realized loss on investment securities of $10,000 which is the difference between the historical cost and the amount received by the Company's former president and the Company has offset the proceeds of $40,000 received by him as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

         Included in property, equipment and capitalized web site at December 31, 2002 and 2001 are:
                                                        2002         2001

   Capitalized web site costs ....................   $ 223,618     $223,618
   Hardware and computer equipment ...............     288,889      288,889
                                                     ---------    ---------
                                                       512,507      512,507
   Less: Accumulated depreciation and amortization    (423,060)    (378,336)
                                                     ---------    ---------
                                                     $  89,447     $134,171
                                                     =========    =========

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Depreciation was $44,724 for each of the years ended December 31, 2002 and 2001.

NOTE 6 - INTANGIBLES

         Included in intangibles at December 31, 2002 and 2001 are:

                                                   2002         2001
      Domain names, trade names and contracts
         of MyStartingPoint.com .............   $ 577,778    $ 577,778
      Less: Accumulated amortization ........    (384,000)    (292,000)
                                                ---------    ---------
                                                $ 193,778    $ 285,778
                                                =========    =========

         Amortization expense was $92,000 for each of the years ended December 21, 2002 and 2001.

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

                                          Less:                          Less:
                              Asset    Accumulated    Book     Fair   Impairment
                              Cost     Depreciation   Value    Value     Loss

121TV.com fixed assets      $ 50,000     $10,834     $39,166   $   -    $39,166
ReferEveryone fixed assets    59,250           -      59,250       -     59,250
                            --------     -------     -------   -----    -------
Total                       $109,250     $10,834     $98,416   $   -    $98,416

NOTE 8 - INCOME TAXES

         As of December 31, 2002 and 2001, the Company had net operating loss ("NOL")carryforwards of approximately $5,100,000 and $5,000,000, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2020 through 2022. The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $2,090,000 and $2,000,000 as of December 31, 2002 and 2001, respectively, by an equivalent valuation allowance as of December 31, 2002 and 2001.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         In October 2001 a suit was filed against the Company by Telecomputing, Inc., case number CACE01018595, in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida seeking payment of approximately $18,000

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for contract fees it alleged was due it. The Company cannot speculate as to the ultimate outcome of this litigation.

         In February 2001 Galt Ocean Mile Partnership, its former landlord, filed a complaint against the Company, case number CACE01003182, in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida, seeking payment of approximately $45,000 under the lease for the Company's prior offices. This case remains pending at this time and the Company cannot speculate as to the ultimate outcome of this litigation. In event the Company is unsuccessful in this litigation, it will seek to pursue the occupant and obligor under such lease for any liability the Company may ultimately incur.

         In September 2000 the Company filed a complaint against Xpedior, Inc., styled as Techlabs, Inc. vs. Xpedior, Inc., case number CACE00015612, in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida, alleging breach of contract related to its engagement to complete the Beta portion of a website, including determining the requirements, designing and developing the program. In the complaint the Company was seeking compensatory damages in excess of $15,000, and an award of interest, attorneys' fees and court costs. In October 2000 Xpedior filed an answer, affirmative defenses and counterclaim against the Company in which Xpedior claims the Company breached the contract for failure to pay Xpedior an additional $172,050 which it alleges is due under the contract. Xpedior was seeking compensatory damages in excess of $15,000 and an award of interest, attorneys' fees and court costs. The Company cannot speculate as to the ultimate outcome of this litigation.

NOTE 10 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2001, certain stockholders in the Company provided cash advances to meet the Company's operational needs. At December 31, 2002 and 2001 these advances, net of repayments of $ 33,867 and $12,500, respectively, totaled $13,200 and $55,800 were are included in the balance sheet under the caption "Advances from stockholders." The advances from stockholders accrue interest at 12% per annum and are classified on the balance sheet among long-term liabilities due to the uncertainty of the timing of their repayment. During the year ended December 31, 2002 the Company issued 225,000 shares of its Class C Preferred Stock and 303,030 shares of its common stock to Yucatan Holding Company, its principal shareholder, in satisfaction of $216,824 due Yucatan by the Company and for Yucatan making a credit line of up to $250,000 available to the Company.

         In May 2002 the Company discovered that in January 2002 Thomas J. Taule, its former president, had sold certain investment securities owned by the Company without its consent, and had failed to disclose the transaction to the Company either prior to his resignation or thereafter. The Company has offset the proceeds of $40,000 received by him from this unauthorized transaction as a reduction in the long-term note payable to shareholders in the original principal amount of $45,000 due him by Techlabs. The asset, as described in Note 4, was a long term investment held by the Company with a historical cost of $50,000 and which appeared its balance sheet as investment securities. The asset was not used in the Company's operations and has no material effect on its continuing operations. The Company engaged in discussions with its former president and other attendant parties to the transaction regarding the facts and circumstances surrounding this matter, and it attempted to ascertain

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if the amount received by its former president from the sale of this asset approximated its fair value.

         The Company was never able to ascertain if the amount of proceeds derived by Mr. Taule from the unauthorized sale of the Company's asset approximated the fair value thereof as a result of the refusal by the issuer of those investment securities, a privately-held company, to cooperate in the Company's investigation. In addition to Mr. Taule's actions related to the conversion of this asset, during the course of the Company's review of the status of its business and operations following his resignation in February 2002 and the Company's discovery of the unauthorized sale of its asset, we determined that he had taken a number of other actions which we did not believe to be in our best interests and failed to protect and enhance our assets during his tenure as president.

         In December 2002 the Board of Directors determined that as a result of Mr. Taule's actions which it believed put his personal interests in front of those of Techlabs that the Company would not pay him the accrued but unpaid compensation due him in the amount of $45,000 nor would it issue to him the 34,000 shares of common stock described below. On December 10, 2002 the Company notified Mr. Taule's father, who he advised was serving as his representative as Mr. Taule is no longer a resident of the U.S., of the Company's decision and all adjustments related thereto have been made in its financial statements during the fourth quarter of fiscal 2002.

NOTE 11 - STOCKHOLDERS' EQUITY

         The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 492,938 shares were issued and outstanding at December 31, 2002. In November 2002, the Company amended its articles of incorporation reducing the number of shares of its authorized common stock from 5,000,000,000 shares to 200,000,000 shares and concurrently declared a 25:1 reverse stock split on all of its outstanding shares of common stock. The reduction in the number of the Company's authorized and issued and outstanding shares of common stock has been retroactively applied to all share data for all periods presented herein;

         b. 10,000,000 of preferred stock, par value $.001 per share, of which no shares are issued and outstanding;

         c. 25,000,000 shares of special preferred stock, par value $.001 per share, of which 12,500,000 shares have been designated Special Class A Preferred Stock, all of which are outstanding. Of these shares, 8,330,000 shares are held by the Company's principal shareholder, Yucatan Holding Company, and the remaining 4,170,000 shares are held by Thomas J. Taule, the Company's former CEO and member of its board of directors. The designations, rights and preferences of the Special Class A Preferred Stock provide:

* the holders are not entitled to receive any assets in the event of the liquidation or winding up of the Company;

* each share of Special Class A Preferred Stock entitles the holder to three votes on all matters submitted to the Company's shareholders for

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         a vote, and the Special Class A Preferred Stock votes together with the Company's common stock and its Class C Preferred Stock as one class; and

* the shares of Special Class A Preferred Stock are redeemable at the sole option of the Company, with the manner of redemption, the redemption price or prices and the terms and conditions of the redemption being determined by the Company's board of directors; and

         d. 10,000,000 shares of blank check preferred stock, par value $.001 per share (the "Blank Check Preferred Stock"). Series of the Blank Check Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Blank Check Preferred Stock as adopted by the Board of Directors in its sole discretion. The Board has designated 225,000 shares of Blank Check Preferred Stock as Class C Preferred Stock, all of which such shares are issued and outstanding and held by the Company's principal shareholder, Yucatan Holding Company. The designations, rights and preferences of the Class C Preferred Stock include:

*        the stated value of each share is $ 0.001,

* the shares are not redeemable without the consent of the holders of a majority of the issued and outstanding shares of Class C Preferred Stock,

* each share of Class C Preferred Stock is convertible into shares of the Company's common stock at the option of the Company at a conversion price to be established by the holder and the Company at the time of conversion,

*        the shares of Class C Preferred Stock do not pay any dividends,

* each share of Class C Preferred Stock entitles the holder to 150 votes on all matters submitted to the Company's shareholders for a vote, and the Class C Preferred Stock votes together with the Company's common stock and its Special Class A Preferred Stock as one class, and

* so long as the shares of Class C Preferred Stock are outstanding, the Company will not be able to take certain actions without the approval of the holders of a majority of the issued and outstanding shares, including:

         - sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than 50% of the voting power of the Company is transferred or disposed of;

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         - alter or change the rights, preferences or privileges of shares of Class C Preferred Stock;

         - increase or decrease the total number of authorized shares of Class C Preferred Stock;

         - authorize or issue, or obligate the Company to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the Class C Preferred Stock;

         - redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of the Company's securities;

         -        amend its articles of incorporation or bylaws;

         -        change the authorized number of its directors; or

         - declare, order or pay any dividends on any class of its securities.

         During the years ended December 31, 2002 and 2001, the Company issued 80,000 and 52,868 shares of common stock with a fair value of $26,400 and $2,083,194, respectively, as payment for consulting services.

         During the year ended December 31, 2002 the Company issued 225,000 shares of its Class C Preferred Stock and 303,030 shares of its common stock to Yucatan Holding Company, its principal shareholder, in satisfaction of $216,824 due Yucatan by the Company and for Yucatan making a credit line of up to $250,000 available to the Company.

         During fiscal 2001 each of Yucatan Holding Company and Thomas J. Taule, the Company's former president, returned an aggregate of 60,000 shares of common stock to the treasury (30,000 shares each), which such shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders. These transactions were facilitated to assure that the Company had a sufficient number of authorized but unissued shares of common stock and, as a result of the number of preferred shares held by each party, did not affect the voting control of the Company. In conjunction with these transactions, the Board of Directors agreed that at such time as the Company had filed an amendment to its Articles of Incorporation increasing the number of authorized shares of its common stock that the Company would issue each of Yucatan Holding Company and Mr. Taule 30,000 shares of common stock to replace the shares which had been returned to treasury and an additional 4,000 shares each of common stock as consideration for the earlier contribution to capital by these shareholders. The Company also granted these shareholders demand registration rights covering these shares. In August 2002 following the filing of Articles of Amendment to the Company's Articles of Incorporation, the Company issued Yucatan Holding Company 34,000 shares of its common stock. In December 2002 the Company's Board of Directors determined that as a result of Mr. Taule's actions described in Note 10- Related Party Transactions which it believed put his personal interests in front of those of Techlabs that the Company would not issue to him the aforedescribed 34,000 shares of common stock.

                                 TECHLABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In February 2001, the Company issued 12,000 shares of common stock valued at $543,750 pursuant to an agreement with Saibot Technologies, Inc. ("Saibot") to purchase the "ReferEveryone.com" domain name, as well as a related direct marketing database and all the intellectual property rights related to those assets. As a result of Saibot's failure to deliver the database and other assets, the Company subsequently cancelled the 12,000 shares of common stock and removed from additional capital the remaining carrying value of the failed transaction.

         In January 2001, the Company issued 195,900 shares of special class B preferred stock for all of the outstanding common stock of 121, Inc., valued at $50,000. The preferred stock was convertible into common stock at the sole discretion of the Company. When as of September 30, 2001, the Company had received no plans of operations from the sellers, it elected to record an impairment for the remaining unamortized value totaling $39,166 (see Note 7) and cancelled all of the 195,900 shares of the special class B preferred stock which were returned to the treasury with the status of authorized but unissued shares of special preferred stock.

NOTE 12 - MAJOR CUSTOMERS

         All of the Company's revenues are derived from the rental of the Starting Point.com email list to ResponseBase, a third party direct marketing company. The Company had revenues from ResponseBase of $57,670 and $33,887 for the years ended December 31, 2002 and 2001, respectively. The Company had $9,429 in accounts receivable due from ResponseBase at December 31, 2002.