Form 10QSB
period 2003-03-31
TECHLABS INC
filed 2003-05-15
CIK 1082530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________


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


         Issuer's telephone number, including area code: (215) 243-8044


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 492,964 Shares of common stock as of April 30, 2003.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended March 31, 2003

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this Quarterly Report on Form 10-QSB, "Techlabs," "we," "our," and "us" refers to Techlabs, Inc., a Florida corporation, and our subsidiaries.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at March 31, 2003 (unaudited)
         and December 31, 2002.................................................1

         Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 2003 and 2002............................2

         Consolidated Statements of Change in Stockholders' Equity
         for the Period from January 1, 2001 to March 31, 2003.................3

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2003 and 2002............................4

         Notes to Consolidated Financial Statements (unaudited) ...............5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................6

Item 3.  Controls and Procedures...............................................7

Part II  Other Information.....................................................7

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,     December 31,
                                                        2003           2002
                                                    (unaudited)
ASSETS                                              -----------    -----------

Current Assets
    Cash ........................................   $         -    $        14
    Accounts receivable .........................         9,104          9,429
                                                    -----------    -----------
                             Total Current Assets         9,104          9,443

Web Sites, Property and Equipment, net ..........        78,176         89,447
Intangible and Other Assets
   Intangibles, net ............................        170,778        193,778
                                                    -----------    -----------
                                                    $   258,058    $   292,668
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   331,492    $   326,491
                                                    -----------    -----------
                        Total Current Liabilities       331,492        326,491

Advances from stockholders.......................        90,000         90,000
                                                    -----------    -----------
                                Total Liabilities       421,492        416,491

STOCKHOLDERS' (DEFICIT)

    Preferred stock - $.001 par value,
         25,000,000 shares authorized,
         12,500,000 shares Class A Special
         Preferred issued and outstanding........        12,500         12,500
    Preferred stock - $.001 par value,
         10,000,000 authorized, no shares issued
         and outstanding ........................             -              -
    Preferred stock - $.001 par value,
         10,000,000 shares authorized,
         225,000 and no shares Class C Preferred
         Stock issued and outstanding............           225            225
    Common stock ($.001 par value, 200,000,000
       shares authorized, 492,964 shares issued
       and outstanding) .........................           493            493
    Additional paid-in capital ..................     7,983,947      7,983,947
    Accumulated deficit .........................    (8,160,599)    (8,120,988)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)    (  163,434)     ( 123,823)
                                                    -----------    -----------
                                                    $   258,058   $    416,491
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002


                                                           Three Months Ended
                                                                March 31,
                                                          2003             2002
                                                          ----             ----

Revenue
         Net revenue ...............................    $   6,270     $  18,852

Selling, general and administrative expenses .......       10,350        21,700
Depreciation and amortization expense ..............       34,181        34,181
                                                        ---------     ---------

Operating loss .....................................    $ (38,261)    $ (37,029)

Other income (expense)
    Interest expense ...............................       (1,350)       (9,547)
    Realized (loss) on investment securities .......            -       (10,000)
                                                        ---------     ---------

         Total other income (expense) ..............       (1,350)      (19,547)
                                                        ---------     ---------

Net loss ...........................................    $ (39,611)    $ (56,576)
                                                        =========     =========


Earnings per share:
    Basic and diluted loss per common share ........    $   (0.08)    $   (0.03)
                                                        =========     =========

Basic and diluted weighted
    average shares outstanding .....................      492,964       162,742


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                                   TECHLABS, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Changes in
                                                Stockholders' Equity From the Period
                                               from January 1, 2001 to March 31, 2003

                             Preferred Stock
                ---------------------------------------
                       Class A             Class B           Class C        Common Stock     Additional
                -------------------  ------------------  ---------------  ----------------    Paid-In     Accumulated
                  Shares     Amount    Shares    Amount   Shares  Amount   Shares   Amount    Capital       Deficit        Total
                ----------  -------  ----------  ------  -------  ------  -------   ------   ----------   -----------   -----------
Balance,
 January 1,
 2001 ........  12,500,000  $12,500           -  $    -        -  $    -   83,040   $   83   $5,490,271   $(5,407,890)  $    94,964


Shares
 issued for
 services ....           -        -           -       -        -       -   52,868       53    2,083,141             -     2,083,194

Return of
 common
 shares to
 treasury ....           -        -           -       -        -       -  (60,000)     (60)          60             -             -

Shares
 issued for
 website
 and data
 base ........           -        -           -       -        -       -   12,000       12      543,738             -       543,750

Cancellation
 of shares
 due to
 recission
 of
 purchase
 agreement ...           -        -           -       -        -       -  (12,000)     (12)    (425,925)            -      (425,937)

Shares
 issued for
 website .....           -        -   4,897,500   4,898        -       -        -        -       45,102             -        50,000

Shares
 cancelled ...           -        -  (4,897,500) (4,898)       -       -        -        -        4,898             -             -

Net loss and
 comprehensive
 loss ........           -        -           -       -        -       -        -       -             -    (2,513,763)   (2,513,763)
                ----------  -------  ----------  ------  -------  ------  -------  ------    ----------   -----------   -----------
Balance,
 January 1,
 2002 ........  12,500,000  $12,500           -  $    -        -  $    -   75,908   $   76   $7,741,285   $(7,921,653)  $  (167,792)

Issuance of
 shares for
 conversion
 of debt .....           -        -           -       -  225,000     225  303,030      303      216,296             -       216,824

Issuance of
 shares for
 services ....           -        -           -       -        -       -   80,000       80       26,400             -        26,480

Issuance of
 shares for
 2001 return
 to
 treasury ....           -        -           -       -        -       -   34,000       34          (34)            -             0

Net loss and
 comprehensive
 loss ........           -        -           -       -        -       -        -        -            -      (199,335)     (199,335)
                ----------  -------  ----------  ------  -------  ------  -------   ------   ----------   -----------   -----------
Balance,
 December
 31, 2002 ....  12,500,000  $12,500           -  $    -  225,000  $  225  492,938   $  493   $7,983,947   $(8,120,988)  $  (123,823)

Correction
 in rounding
 as a result
 of stock
 split .......           -        -           -       -        -       -       26        -            -             -             -

Net loss and
 comprehensive
 loss ........           -        -           -       -        -       -        -        -            -       (39,611)      (39,611)
                ----------  -------  ----------  ------  -------  ------  -------   ------   ----------   -----------   -----------
Balance,
 March 31,
 2003 ........  12,500,000  $12,500           -  $    -  225,000  $  225  492,964   $  493   $7,983,947   $(8,160,599)  $  (163,434)

                             The accompanying notes are an integral part of these financial statements.

                                                                  3

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002


                                                              2003       2002
                                                              ----       ----

Operating Activities
    Net loss .............................................  $(39,611)  $(56,576)
    Adjustments to reconcile net loss to
         net cash used in operating activities:
    Realized loss on investment securities ...............         -     10,000
    Amortization and depreciation ........................    34,271     34,181
    Changes in operating assets and liabilities:
         Increase (decrease) in accounts receivable ......       325    (18,852)
         Increase in accounts payable ....................     5,001     30,047
                                                            --------   --------
    Net Cash Used in Operating Activities ................       (14)    (1,200)

Investing Activities
    Proceeds from sale of stock ..........................         -     40,000
                                                            --------   --------

         Net Cash Provided by Investing Activities .......         -     40,000

Financing Activities
    Advances (repayments)from stockholders ...............         -    (38,800)
                                                            --------   --------
      Net Cash Provided by Financing Activities ..........         -    (38,800)


Change in Cash and Cash Equivalents
Cash and cash equivalents, beginning of period ...........       (14)          -
                                                            --------   --------

Cash and cash equivalents, end of period .................  $      -   $      -
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
         Proceeds from sale of stock .....................  $      -   $ 40,000
         Repayments to stockholders ......................  $      -   $(40,000)


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         Business. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Going Concern. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $ 39,611 during the three months ended March 31, 2003 and has an accumulated deficit of $8,160,599 at March 31, 2003. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the three months ended March 31, 2003 and 2002 Techlabs paid no income taxes.

NOTE 3.  REALIZED LOSS ON INVESTMENT SECURITIES.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended March 31, 2003, we reported net revenues of $6,270 as compared to net revenues of $18,852 for the comparable three month period in fiscal 2002, a decrease of approximately 67%. Revenues represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer.

         Selling, general and administrative expenses were $10,350 for the three months ended March 31, 2003 as compared to $21,700 the respective period in fiscal 2002. We believe our SG&A expenses will continue at this approximate level in future quarters during the balance of fiscal 2003, absent any material change in our business and operations.

         Other income (expense) for the three months ended March 31, 2003 and 2002 included $1,350 and $9,547, respectively, of interest expense due on loans made to us by our stockholders. In addition, during the three months ended March 31, 2002 we reported a $10,000 realized loss on investment securities as described in Note 3 of the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this report. We had no comparable transaction in the three months ended March 31, 2003.

         Our net loss for the three months ended March 31, 2003 was $39,611 as compared to a net loss of $56,576 for the three months ended March 31 2002.

         During the balance of fiscal 2003 we will continue to seek to establish partnerships or joint ventures with third parties whereby we can either license our assets or enter into some form of a business combination so that we can generate revenues from these assets and maximize their value. In addition, we are also seeking a private company with which we can consummate a merger or acquisition. We are seeking a business combination target that has historical operations and earnings, experienced management and which operates in an industry which provides opportunity for growth. We anticipate that business opportunities will be available to us through the contacts of our management and our attorneys. We have not identified any potential business opportunities as of the date of this report, and we cannot assure you that we will locate targets which meet our criteria. Even if we are successful in locating such a target, we cannot assure you that we will be successful in negotiating and closing such a business combination.

Liquidity and Capital Resources

         At March 31, 2003, we had a working capital deficit of $ 322,388 compared to a working capital deficit of $257,050 at December 31, 2001. Net cash used by operating activities for the three months ended March 31, 2003 was $14 as compared to $1,200 for the three months ended March 31, 2002. Net cash provided by investing activities for the three months ended March 31, 2003 was $0 as compared to net cash used by investing activities of $38,000 during the comparable period in fiscal 2002. Net cash provided by financing activities for the three months ended March 31, 2003 was $0 as compared to net cash used by financing activities of $38,800 for the comparable period in fiscal 2002.

         At March 31, 2003 we have an accumulated deficit of $8,160,599, and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses and it has agreed to provide us with a $250,000 working capital line. While this line of credit is sufficient to fund our operations at current levels, if we wish to expand our operations, or to enter into business combinations with as yet unidentified third parties, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

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

                                        Techlabs, Inc.
                                        By: /S/ Jayme Dorrough
                                        Jayme Dorrough
                                        President

Dated: May 14, 2003

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

         May 14, 2003                   By: /s/ Jayme Dorrough
                                        Jayme Dorrough,
                                        President and Director,
                                        sole officer and sole director