Form 10QSB
period 2003-06-30
TECHLABS INC
filed 2003-08-14
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                        -------------


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________to________________


                        Commission File Number: 000-26233
                                                ---------

                                 TECHLABS, INC.
                                  -------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 492,964 shares of common stock as of July 31, 2003.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended June 30, 2003

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

                                      INDEX

Part I.  Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheet at June 30, 2003 (unaudited)
         and December 31, 2002.................................................1

         Consolidated Statements of Operations (unaudited) for the
         three months and six months ended June 30, 2003 and 2002..............2

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2003 and 2002...............................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................5

Item 3.  Controls and Procedures...............................................6

Part II  Other Information.....................................................6

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                        June 30, December 31,
                                                         2003           2002
                                                      (unaudited)
                                                      -----------   -----------
ASSETS

Current Assets
  Cash .............................................  $         0   $        14
  Accounts receivable ..............................  $     4,248   $     9,429
                                                      -----------   -----------
                              Total Current Assets .        4,248         9,443

Web Sites, Property and Equipment, net .............       66,905        89,447

Intangible and Other Assets
  Intangibles, net .................................      147,778       193,778
                                                      -----------   -----------
                                                      $   218,931   $   292,668
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts payable & accrued expenses ..............  $   341,402   $   326,491
                                                      -----------   -----------
                         Total Current Liabilities .      341,402       326,491

Advances from stockholders .........................       90,000        90,000
                                                      -----------   -----------
                                 Total Liabilities .      431,402       416,491

STOCKHOLDERS' (DEFICIT)
  Preferred stock - $.001 par value, 25,000,000
    shares authorized, 12,500,000 shares Class
    A Special Preferred issued and outstanding .....       12,500        12,500
  Preferred stock - $.001 par value,
    10,000,000 authorized, no shares issued
    and outstanding ................................            -             -
  Preferred stock - $.001 par value, 10,000,000
    shares authorized, 225,000 and no shares
    Class C Preferred Stock issued and outstanding .          225           225

  Common stock ($.001 par value, 200,000,000
    shares authorized, 492,964 shares issued
    and outstanding) ...............................          493           493
  Additional paid-in capital .......................    7,983,947     7,983,947
  Accumulated deficit ..............................   (8,209,636)   (8,120,988)
                                                      -----------   -----------
                     Total Stockholders' (Deficit) .     (212,471)     (123,823)
                                                      -----------   -----------
                                                      $   218,931   $   292,668
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2003 and 2002


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     2003        2002        2003        2002
                                     ----        ----        ----        ----

Revenue
    Net revenue ................  $   4,248   $  14,428   $  10,518   $  33,280

Selling, general and
  administrative expenses ......     19,104      19,585      29,454      41,285
Depreciation and
  amortization expense .........     34,181      34,181      68,362      68,362
                                  ---------   ---------   ---------   ---------

Operating loss .................    (49,037)    (39,338)    (87,298)    (76,367)

Other income (expense)
  Interest expense .............          -     (10,000)     (1,350)    (19,547)
  Realized (loss) on
     investment securities .....          -           -           -     (10,000)
                                  ---------   ---------   ---------   ---------

    Total other income (expense)          -     (10,000)          -     (29,547)
                                  ---------   ---------   ---------   ---------

Net loss .......................  $ (49,037)  $ (49,338)  $ (88,648)  $(105,914)
                                  =========   =========   =========   =========


Earnings per share:
  Basic and diluted loss
      per common share .........  $  ( 0.10)  $   (0.30)  $   (0.18)  $   (1.40)

Basic and diluted weighted
  average shares outstanding ...    492,964     162,742     492,964      75,708


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002


                                                           2003          2002
                                                           ----          ----

Operating Activities
    Net loss ........................................    $(88,648)    $(105,914)
    Adjustments to reconcile net loss to
     net cash used in operating activities
    Realized loss on investment securities ..........           -        10,000
    Amortization and depreciation ...................      68,362        68,362
    Changes in operating assets and liabilities:
      (Increase)decrease in accounts receivable .....       5,375       (12,507)
      Increase in accounts payable ..................      14,911        46,547
                                                         --------     ---------
      Net Cash Provided By (Used)
          in Operating Activities ...................           -         6,488


Financing Activities
    Advances (repayments)from stockholders ..........           -        (6,460)
                                                         --------     ---------
      Net Cash Provided by Financing Activities .....           -        (6,460)


            Change in Cash and Cash Equivalents .....           -            28

Cash and cash equivalents, beginning of period ......           -             -
                                                         --------     ---------

Cash and cash equivalents, end of period ............    $      -     $      28
                                                         ========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
    Proceeds from sale of stock .....................    $      -     $  40,000
    Repayments to stockholders ......................           -       (40,000)
                                                         --------     ---------
                                                         $      -     $       -
                                                         ========     =========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         Business. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Going Concern. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $ 88,648 during the six months ended June 30, 2003 and has an accumulated deficit of $ 8,209,636 at June 30, 2003. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the six months ended June 30, 2003 Techlabs paid no income taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended June 30, 2003, we reported net revenues of $ 4,248 as compared to net revenues of $14,428 for the comparable three month period in fiscal 2002, a decrease of approximately 71%. For the six months ended June 30, 2003, we reported net revenues of $10,518 as compared to net revenues of $33,280 for the comparable six month period in fiscal 2002, a decrease of approximately 68%. Revenues represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer.

         Selling, general and administrative expenses were $19,104 and $29,454 for the three months and six months ended June 30, 2003, respectively, as compared to $19,585 and $41,285, respectively, for the comparable periods in fiscal 2002. Included in our SG&A expenses for the three months ended June 30, 2003 included a bad debt write off of $9,104. We believe our SG&A expenses will continue at this approximate level in future quarters during the balance of fiscal 2003, absent any material change in our business and operations.

         Other income (expense) for the three months ended June 30, 2003 and 2002 included $ 0 and $10,000, respectively, of interest expense due on loans made to us by our stockholders. Other income (expense) for the six months ended June 30, 2003 and 2002 included $ 1,350 and $19,547, respectively, of interest expense due on loans made to us by our stockholders In addition, during the six months ended June 30, 2002 we reported a $10,000 realized loss on investment securities as described in Note 3 of the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this report. We had no comparable transaction in the six months ended June 30, 2003.

         Our net loss for the three months ended June 30, 2003 was $49,037 as compared to a net loss of $49,338 for the three months ended June 30, 2002. Our net loss for the six months ended June 30, 2003 was $88,648 as compared to a net loss of $105,914 for the six months ended June 30, 2002.

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

Liquidity and Capital Resources

         At June 30, 2003, we had a working capital deficit of $ 337,154 compared to a working capital deficit of $ 317,048 at December 31, 2002. Net cash used by operating activities for the six months ended June 30, 2003 was $0 as compared to $6,488 for the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2003 was $ 0 as compared to net cash used by financing activities of $6,460 for the comparable period in fiscal 2002.

         At June 30, 2003 we have an accumulated deficit of $8,209,636, and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses and it has agreed to provide us with a $250,000 working capital line. While this line of credit is sufficient to fund our operations at current levels, if we wish to expand our operations, or to enter into business combinations with as yet unidentified third parties, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer and director, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 14, 2003