Form 10QSB
period 2003-09-30
TECHLABS INC
filed 2003-11-19
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                                 -----------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________to____________


                        Commission File Number: 000-26233
                                                ---------

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

         Issuer's telephone number, including area code: (215) 243-8044
                                                         --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 492,964 shares of common stock as of November 12, 2003.

                                 TECHLABS, INC.
               Form 10-QSB for the period ended September 30, 2003

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2003
           (unaudited) and December 31, 2002...................................1

         Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2003 and 2002............2

         Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended September 30, 2003 and 2002.......................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................5

Item 3.  Controls and Procedures...............................................6

Part II  Other Information.....................................................7

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   September 30,   December 31,
                                                        2003           2002
                                                    (unaudited)
                                                    -----------    -----------
ASSETS

Current Assets
    Cash ........................................   $       201     $       14
    Accounts receivable .........................   $     4,420     $    9,429
                                                    -----------    -----------
                             Total Current Assets         4,621          9,443

Web Sites, Property and Equipment, net ..........        55,634         89,447

Intangible and Other Assets
    Intangibles, net ............................       124,778        193,778
                                                    -----------    -----------
                                                    $   185,033    $   292,668
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses .........   $   344,120    $   326,491
                                                    -----------    -----------
                        Total Current Liabilities       344,120        326,491

Advances from stockholders.......................        90,000         90,000
                                                    -----------    -----------
                                Total Liabilities       434,120        416,491

STOCKHOLDERS' (DEFICIT)
    Preferred stock - $.001 par value, 25,000,000
       shares authorized, 12,500,000 shares Class
       A Special Preferred issued and outstanding        12,500         12,500
    Preferred stock - $.001 par value,
       10,000,000 authorized, no shares issued
       and outstanding ..........................             -              -
    Preferred stock - $.001 par value,
       10,000,000 shares authorized,
       225,000 and no shares Class C Preferred
       Stock issued and outstanding .............           225            225
    Common stock ($.001 par value, 200,000,000
       shares authorized, 492,964 shares issued
       and outstanding) .........................           493            493
    Additional paid-in capital ..................     7,983,947      7,983,947
    Accumulated deficit .........................    (8,246,252)    (8,120,988)
                                                    -----------    -----------
                    Total Stockholders' (Deficit)      (249,087)      (123,823)
                                                    -----------    -----------
                                                    $   185,033    $   292,668
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2003 and 2002


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     2003        2002       2003         2002
                                     ----        ----       ----         ----
Revenue
  Net revenue ...................  $   3,685   $ 14,961   $  14,203   $  48,241

Selling, general and
  administrative expenses .......      6,030      9,637      35,484      50,922
Depreciation and
  amortization expense ..........     34,271     34,181     102,633     102,543
                                   ---------   --------   ---------   ---------

Operating loss ..................    (36,616)   (28,857)   (123,914)   (105,224)


Other income (expense)
  Realized (loss) on
    investment securities .......          -         -           -     (10,000)

  Interest expense ..............          -    (10,000)     (1,350)    (29,547)
                                   ---------   --------   ---------   ---------

       Total other
         income (expense) .......          -    (10,000)     (1,350)    (39,547)
                                   ---------   --------   ---------   ---------

Net loss ........................  $ (36,616)  $(38,857)  $(125,264)  $(144,771)
                                   =========   ========   =========   =========


Earnings per share:
  Basic and diluted loss
    per common share ............  $   (0.07)  $  (0.52)  $   (0.25)  $   (1.91)

  Basic and diluted
    weighted average
    shares outstanding ..........    492,964     75,908     492,964      75,908


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002

                                                            2003         2002
Operating Activities
    Net loss ...........................................  $(125,264)  $(144,771)
    Adjustments to reconcile net loss to
      net cash used in operating activities
    Realized loss on investment securities .............          -      10,000
    Amortization and depreciation ......................    102,827     102,543
    Changes in operating assets and liabilities:
      (Increase)decrease in accounts receivable ........      5,009      (9,657)
      Increase in accounts payable .....................     17,629      66,147
                                                          ---------   ---------
      Net Cash Provided By (Used In)
        Operating Activities ...........................        201      24,262

Investing Activities
      Proceeds from sale of investment securities ......          -     (40,000)
                                                          ---------   ---------
      Net Cash Used by Investing Activities ............          -     (40,000)

Financing Activities
    Net payment on advances from stockholders ..........          -     (58,910)
                                                          ---------   ---------
      Net Cash Provided by Financing Activities ........          -     (58,910)


             Change in Cash and Cash Equivalents .......          -       5,352

Cash and cash equivalents, beginning of period .........          -           -
                                                          ---------   ---------

Cash and cash equivalents, end of period ...............  $     201   $   5,352
                                                          =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
         Proceeds from sale of stock ...................  $       -   $  40,000
         Repayments to stockholders ....................          -     (40,000)
                                                          ---------   ---------
                                                          $       -   $       -
                                                          =========   =========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that Techlabs will continue as a going concern. As shown in the accompanying financial statements, Techlabs incurred a net loss of $125,264 during the nine months ended September 30, 2003 and has an accumulated deficit of $8,246,252 at September 30, 2003. Although a substantial portion of Techlab's cumulative net loss is attributable to non-cash operating expenses, we believe that we will need additional equity or debt financing to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about Techlabs ability to continue as a going concern.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should Techlabs be unable to continue as a going concern.

NOTE 2.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

         During the nine months ended September 30, 2003 Techlabs paid no income taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended September 30, 2003, we reported net revenues of $3,685 as compared to net revenues of $14,961 for the comparable three month period in fiscal 2002, a decrease of approximately 75%. For the nine months ended September 30, 2003, we reported net revenues of $14,203 as compared to net revenues of $48,241 for the comparable nine month period in fiscal 2002, a decrease of approximately 71%. Revenues represents fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase is presently our sole source of revenues and at this time we are materially reliant on revenues from this customer.

         Selling, general and administrative expenses were $6,030 and $35,484 for the three months and nine months ended September 30, 2003, respectively, as compared to $9,637 and $50,922, respectively, for the comparable periods in fiscal 2002. Included in our SG&A expenses for the nine months ended September 30, 2003 included a bad debt write off of $9,330. We believe our SG&A expenses will continue at this approximate level in future quarters during the balance of fiscal 2003, absent any material change in our business and operations.

         Other income (expense) for the three months ended September 30, 2003 and 2002 included $ 0 and $10,000, respectively, of interest expense due on loans made to us by our stockholders. Other income (expense) for the nine months ended September 30, 2003 and 2002 included $ 1,350 and $29,547, respectively, of interest expense due on loans made to us by our stockholders. In addition, during the nine months ended September 30, 2002 we reported a $10,000 realized loss on investment securities as described in Note 3 of the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this report. We had no comparable transaction in the nine months ended September 30, 2003.

         Our net loss for the three months ended September 30, 2003 was $36,616 as compared to a net loss of $38,857 for the three months ended September 30, 2002. Our net loss for the nine months ended September 30, 2003 was $125,264 as compared to a net loss of $144,771 for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

         At September 30, 2003, we had a working capital deficit of $ 339,499 compared to a working capital deficit of $ 317,048 at December 31, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 was $201 as compared to $24,262 for the nine months ended September 30, 2003. Net cash used by investing activities as $0 for the nine months ended September 30, 2003 as compared to $40,000 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 was $ 0 as compared to net cash used by financing activities of $58,910 for the comparable period in fiscal 2002.

         At September 30, 2003 we have an accumulated deficit of $8,246,252, and the report from of our independent auditor on our audited financial statements at December 31, 2002 contained a going concern modification. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. Our principal shareholder has historically advanced us funds from time to time for operating expenses and it has agreed to provide us with a $250,000 working capital line. While this line of credit is sufficient to fund our operations at current levels, if we wish to expand our operations, or to enter into business combinations with as yet unidentified third parties, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer and director, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003 (the "Evaluation Date"). Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Dated: November 19, 2003