Form 10KSB
period 2003-12-31
TECHLABS INC
filed 2004-04-22
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____


                        Commission file number 000-30451


                                 Techlabs, Inc.
                                ----------------
                 (Name of small business issuer in its charter)


                Florida                               65-0843965
                -------                               ----------
      (State or other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)


                    8905 Kingston Pike
                        Suite 307
                   Knoxville, Tennessee                        37923
                   --------------------                        -----
         (Address of principal executive offices)            (Zip Code)


Issuer's telephone number  215-243-8044
                           ------------


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered

            None                                Not Applicable
    ---------------------         -----------------------------------------
    (Title of each class)


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 14,969 for the 12 months ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Techlab's common stock on March 31, 2004 is approximately $88,000.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2004, 492,964 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes        No   X
                                                              -----     -----

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................5

Item 3.  Legal Proceedings....................................................5

Item 4.  Submission of Matters to a Vote of Security Holders..................5


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............5

Item 6.  Management's Discussion and Analysis or Plan of Operation............6

Item 7.  Financial Statements.................................................7

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure ................................................7

ITEM 8A. Controls and Procedures..............................................8

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................9

Item 10. Executive Compensation..............................................10

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................12

Item 12. Certain Relationships and Related Transactions......................14

Item 13. Exhibits and Reports on Form 8-K....................................15

Item 14. Principal Accountant Fees and Services..............................16

Signatures ..................................................................17

         When used in this annual report, the terms "Techlabs," "we," and "us" refers to Techlabs, Inc., a Florida corporation, and its subsidiaries.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We generate our revenues from fees earned by us from the rental of our Starting Point.com email list. This email list is derived from opt-ins to our Starting Point web site located at www.stpt.com. This web site was designed to offer a variety of web searching tools. Users can also perform targeted searches utilizing Starting Point.com's database of directories and web sites that include 13 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having its own easy-to-use, organized format. Starting Point is managed for us by a third party.

         For the years ended December 31, 2002 and 2003 our sole customer was ResponseBase, a third party direct marketing company. We were recently advised by ResponseBase that they were exiting that segment of their business. We are presently sourcing replacements for ResponseBase.

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

COMPETITION

         We compete with a vast number of companies in the collection and rental of targeted opt-in email addresses. This business segment is intensely competitive and rapidly changing and has proven to be a very difficult business model. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Some of our potential competitors are among the largest and most well-capitalized companies in the world. Because of our small size, we cannot assure you that we will ever compete effectively in our market segment.

INTELLECTUAL PROPERTY

         We rely upon a combination of trade secret, copyright and trademark laws to protect our intellectual property. Except where we have granted third parties contractual rights to use our intellectual property, we limit access to, and distribution of, and other proprietary information. However, the steps we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations. We have also obtained the right to the Internet addresses www.stpt.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of these addresses may have a material adverse affect on our ability to license the related products and services.

EMPLOYEES

         As of March 31, 2004 we have one part-time employee, Jayme Dorrough our sole officer and director.

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

         We reported a net loss of $199,335 for the fiscal year ended December 31, 2002. While we reported net income of $132,586 for the fiscal year ended December 31, 2003, included in our net income was one time, non-recurring gain of $345,339 on forgiveness of indebtedness. For the fiscal year ended December 31, 2003 we reported an operating loss of $212,753, which included non-cash expenses of $213,447 for deprecation and amortization and impairment of fixed assets and intangibles. At December 31, 2003 we have an accumulated deficit of $7,988,402 . While a significant portion of our accumulated losses are non-cash, our operations generate only limited revenues and we cannot predict when, if ever, that we will generate sufficient revenues to cover our operating expenses. Our business and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development. We cannot guarantee you that we will be successful in increasing our revenues or that we will ever achieve profitability.

WE HAVE RECENTLY LOST OUR SOLE SOURCE OF REVENUE.

         During fiscal 2003 and 2002 our sole source of revenue was fees paid by ResponseBase, an unaffiliated third party, for the rental of our opt-in email list. In January 2004 we were advised by ResponseBase that they were exiting that segment of their business. It will be necessary for us to identify and contract with one or more replacements for ResponseBase. While we are presently sourcing replacement customers for ResponseBase, we cannot assure you that we will be successful. If we do not replace the revenues previously generated by fees from ResponseBase, or identify and implement other sources of revenues, we will not generale any revenues in future periods.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. ANY INABILITY TO RAISE ADDITIONAL CAPITAL WHEN NEEDED COULD ADVERSELY AFFECT OUR ABILITY TO GROW OUR COMPANY.

         While our principal shareholder has committed to provide sufficient funds to cover our overhead and general corporate expenses, including increased costs as a result of the termination of our revenue source from ResponseBase, we will require additional capital in order to expand our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

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

         If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low- priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal stockholder, Yucatan Holding Company, provides us office space at no cost to us.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

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

                                                   High          Low
FISCAL 2002

First Quarter ended March 31, 2002 .............   $1.00        $0.75
Second Quarter ended June 30, 2002 .............   $1.00        $0.75
Third Quarter ended September 30, 2002 .........   $1.00        $0.75
Fourth Quarter ended December 31, 2002 .........   $0.60        $0.59

FISCAL 2003

First Quarter ended March 31, 2003 .............   $0.59        $0.51
Second Quarter ended June 30, 2003 .............   $2.75        $0.51
Third Quarter ended September 30, 2003 .........   $4.15        $2.75
Fourth Quarter ended December 31, 2003 .........   $3.75        $1.30

         On March 31, 2004 the last sale price of our common stock as reported on the OTCBB was $1.25. As of March 31, 2004 there were approximately 35 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1999 Stock Incentive Plan and any compensation plans not previously approved by our stockholders as of December 31, 2003.

                              Number of       Weighted     Number of
                              securities to   average      securities remaining
                              be issued upon  exercise     available for future
                              exercise of     price of     issuance under equity
                              outstanding     outstanding  compensation plans
                              options,        options,     (excluding securities
                              warrants        warrants     reflected
                              and rights      and rights   in column (a))
                              (a)             (b)          (c)
                              --------------  -----------  ---------------------
Plan category

1999 Stock Incentive Plan           0              -            455,362

Equity compensation plans
not approved by stockholders       none          none             none

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

         We reported revenues of $14,969 and $57,670 for the fiscal years 2003 and 2002, respectively, and net income (loss) of $ 132,586 and $(199,335) for those respective periods. Revenues in fiscal 2003 and 2002 represented fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase was our sole source of revenues and we were materially reliant on revenues from this customer. Subsequent to fiscal 2003 ResponseBase informed us that they were exiting that segment of their business. We are presently sourcing replacements for ResponseBase.

         Selling, general and administrative expenses decreased approximately 82% in fiscal 2003 compared to fiscal 2002 primarily as a result of a reduction in compensation expense paid to third parties. For fiscal 2003 and 2002 we also recorded depreciation and amortization of $125,543 and $136,724, respectively. For fiscal 2003 we recognized an impairment of $32,000 on the value of certain intangible assets which represent the opt-in email list we market, and an impairment of $55,904 which represented fixed assets related to our Interplanner.com website. We did not have comparable expenses in fiscal 2002.

         Other income (expense) for fiscal 2003 and 2002 included $0 and $29,547, respectively, of interest expense due on loans made to us by our stockholders. In addition, during fiscal 2002 we reported a $10,000 realized loss on investment securities as described in Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this report. We did not have a comparable expense in fiscal 2003. For fiscal 2003 we also reported a one-time gain of $345,339 on foregiveness of indebtedness. We did not have a comparable transaction in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had a working capital deficit of $37,015 as compared to a deficit of $317,048 at December 31, 2002. Net cash provided by operating activities for fiscal 2003 was $23,383 as compared to $33,881 for fiscal 2002. This change is primarily attributable to a one-time gain of $345,339 on forgiveness of indebtedness. Net cash used by investing activities in fiscal 2003 was $0 as compared to

$40,000 for fiscal 2002. Net cash used in financing activities in fiscal 2003 was $23,141 as compared to net cash used in financing activities of $73,867 in fiscal 2002.

         We have an accumulated deficit of $7,988,402 at December 31, 2003, and the report from of our independent auditor on our audited financial statements at December 31, 2003 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs. We do not have any present commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 9, 2004 we notified Dempsey Vantrease & Follis PLLC, our principal independent accountant, that we were terminating their services. Our decision to terminate their services was based upon their notification to us that such firm had decided not to register with the Public Company Accounting Oversight Board. The report of Dempsey Vantrease & Follis PLLC on our financial statements for the fiscal year ended December 31, 2002 contained an explanatory paragraph as to our ability to continue as a going concern. Other than such going concern modification, such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between our company and Dempsey Vantrease & Follis PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Dempsey Vantrease & Follis PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Dempsey Vantrease & Follis PLLC with a copy of Item 4 of our Report on Form 8-K as filed on March 31, 2004 and they furnished us a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Report on Form 8-K filed on March 31, 2004.

         On March 9, 2004 we engaged Webb & Company, P.A. to act as our principal independent accountant. Prior to such engagement, during the two most recent fiscal years and any subsequent interim period prior to engaging Webb & Company, P.A. we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. The change in our principal independent accountants was approved by our board of directors.

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

         Accordingly, during the two most recent fiscal years and any subsequent interim period prior to each of their respective resignation or termination, there were no disagreements between our company and either of Dempsey Vantrease & Follis LLP or Rodefer Moss & Co. PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to such firm's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                    Age            Position
              ----                    ---            --------
         Jayme Dorrough               35             Director, President
                                                     and Secretary

         JAYME DORROUGH. Mrs. Dorrough has been a member of our board of directors since December 2000 and has served as our president and secretary since February 2001. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Yucatan Holding Company is our principal shareholder. Mrs. Dorrough has been a member of the board of directors of Eline Entertainment Group, Inc. (OTCBB: EEGI) since September 2002.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. There are no committees of our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended October 31, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

CODE OF ETHICS

         Effective December 31, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         * honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         * full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         *  compliance with applicable governmental laws, rules and regulations;

         * the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         * accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

         Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Techlabs, Inc., 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923.

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

                                  Annual Compensation                     Long-Term Compensation
                       ----------------------------------------   --------------------------------------
                                                                  Restricted   Securities
                                                   Other Annual     Stock      Underlying       All
 Name and Principal    Fiscal    Salary    Bonus   Compensation     Awards      Options        Other
 Position               Year      ($)       ($)        ($)           ($)        SAR (#)     Compensation
 -------------------------------------------------------------------------------------------------------
 Jayme Dorrough,        2003    $ 12,000     -          -             -            -              -
 President and          2002    $ 12,000     -          -             -            -              -
 Director (1)

 Thomas J. Taule (2)    2002    $ 12,500     -          -             -            -              -
                        2001    $150,000     -          -             -            -              -

1) Mrs. Dorrough has served as our president since February 2002. Mrs. Dorrough is not a party to an employment agreement with us. While we do not pay Mrs. Dorrough a salary, we have recognized an expense of $12,000 for the period of February 1, 2002 though December 31, 2002 and an expense of $12,000 for fiscal 2003 which we believe equals the fair value of her services during these periods. This compensation has been treated as imputed compensation.

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

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during fiscal 2003 to the Named Executive Officers.

                                                        % of Total
                 Number of Shares     Options Granted   Exercise or
                 Underlying Options   to Employees in   Base Price    Expiration
     Name        Granted (#) (1)      Fiscal Year       ($/Sh)        Date
     ----        ------------------   ---------------   -----------   ----------
Jayme Dorrough           0                   n/a            n/a           n/a

STOCK INCENTIVE PLAN

         In October 1999, we adopted our 1999 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote our long-term success and the creation of shareholder value by encouraging employees, directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of employees, outside directors and consultants and linking those individuals directly to shareholder interests through increased stock ownership. Under the Plan we can make awards either in the form of restricted shares or options, which may be either incentive stock options or non-statutory stock options.

         Initially the maximum number of shares of our common stock issuable upon the exercise of restricted stock awards or stock options granted under the Plan was 1,500,000 shares. This amount is subject to increase on January 1 of each year beginning on January 1, 2000 by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of March 31, 2004 the maximum number of shares of our common stock available for issuance upon grants of restricted stock awards or stock options was 1,977,024 shares. To date, we have granted restricted stock awards or stock options which have been exercised for an aggregate of 1,521,662 shares of our common stock. Accordingly, we currently have 455,362 shares available under the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31 , 2004, there were 492,964 shares of our common stock, 12,500,000 shares of our Class A Special Preferred Stock and 225,000 shares of our Class C Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, each share of Class A Special Preferred Stock is entitled to three votes and each share of Class C Preferred Stock is entitled to 150 votes on all matters submitted to our shareholders for a vote, and all three classes of these securities vote together as one class. The following table contains information regarding beneficial ownership of our common stock as of March 31, 2004 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,

         *  our directors,

         *  named executive officers, and

         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from March 31, 2004, upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

 Name of                     Amount and Nature of  Percentage    Percentage of
 Beneficial Owner            Beneficial Ownership   of Class   Voting Control(1)
 ----------------            --------------------  ----------  -----------------

 Common Stock
 ------------
 Jayme Dorrough (2) ............    342,530           69.5%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......    342,530           69.5%         82.4%
 Yucatan Holding Company (2) ...    342,530           69.5%         82.4%
 Ella Chesnutt (3) .............     80,000           16.6%           *

 Class A Special Preferred Stock
 -------------------------------
 Jayme Dorrough (2) ............  8,330,000           66.6%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......  8,330,000           66.6%         82.4%
 Thomas J. Taule (4) ...........  4,170,000           33.3%          5.8%
 Yucatan Holding Company (2) ...  8,330,000           66.6%         82.4%

 Class C Preferred Stock (4)
 ---------------------------
 Jayme Dorrough (2) ............    225,000            100%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......    225,000            100%         82.4%
 Yucatan Holding Company (2) ...    225,000            100%         82.4%
__________

 *  represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock, shares of our Class A Special Preferred Stock and Class C Preferred Stock at March 31, 2004. At March 31, 2004 the holders of our outstanding shares of common stock, Class A Special Preferred Stock and Class C Preferred Stock were entitled to an aggregate of 71,742,964 votes at any meeting of our shareholders, which includes 492,964 votes attributable to the outstanding shares of common stock, 37,500,000 votes attributable to the outstanding shares of Class A Special Preferred Stock and 33,750,000 votes attributable to the Class C Preferred Stock.

(2) Mrs. Dorrough, our sole officer and director, is the sole officer and director of Yucatan Holding Company. All shares owned beneficially by Mrs. Dorrough are owned of record by Yucatan Holding Company. The 342,530 shares of common stock, 8,330,000 shares of Class A Special Preferred Stock (which is entitled to 24,990,000 votes) and 225,000 shares of Class C Preferred Stock (which is eto 33,750,000 votes) are aggregated together in determining the Percent of Voting Control held by Mrs. Dorrough through Yucatan Holding Company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2002 we issued Yucatan Holding Company 225,000 shares of our Class C Preferred Stock and in October 2002 we issued Yucatan Holding Company 303,030 shares of our common stock. These shares were issued as consideration for the conversion $216,824 of the amount due Yucatan Holding Company by us.

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

         Historically, Yucatan Holding Company has advanced us funds for working capital. At December 31, 2003 we owned Yucatan Holding Company $11,740, net of repayments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3(i)(a)  Articles of Incorporation (1)
    3(i)(b) Articles of Amendment to the Articles of Incorporation (1) 3(i)(c) Articles of Amendment to the Articles of Incorporation (1) 3(i)(d) Articles of Amendment to the Articles of Incorporation (1) 3(i)(e) Articles of Amendment to the Articles of Incorporation (1) 3(i)(f) Articles of Amendment to the Articles of Incorporation (1) 3(i)(g) Articles of Amendment to the Articles of Incorporation (2)
    3(ii)    Bylaws (1)
    10       1999 Stock Incentive Plan (3)
    14       Code of Ethics
    16.1     Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (4)
    16.2     Letter from Rodefer Moss & Co PLLC regarding change in certifying accountants (5)
    16.3     Letter from Dempsey Vantrease & Follis PLLC regarding change in certifying accountants (6)
    21       Subsidiaries of the registrant
    31.1     Section 302 Certificate of President
    32.1     Section 906 Certificate of President
    __________

    (1) Incorporated by reference to the registrant's registration statement on Form 10-SB, file number 000-26233, as filed with the SEC on June 1, 1999, as amended.

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

    (6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 31, 2004.

(b) Reports on 8-K

         We did not file any reports on Form 8-K during the fourth quarter of fiscal 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate audit fees billed by Webb & Company, P.A. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2003 were $0.

         The aggregate audit fees billed to us by Dempsey Vantrease & Follis PLLC during the fiscal year ended December 31, 2002 were approximately $ 11,270. The aggregate audit fees billed to us by Dempsey Vantrease & Follis PLLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2003 were approximately $3,000.

Audit Related Fees

         For the fiscal year ended December 31, 2003 the aggregate fees billed for assurance and related services by Webb & Company, P.A. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

         For the fiscal year ended December 31, 2002 the aggregate fees billed for assurance and related services by Dempsey Vantrease & Follis PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

Tax Fees

         We do not use our principal accountant for tax compliance, tax advice or tax planning and did not pay such firms any fees for these related matters during either fiscal 2003 or fiscal 2002.

All Other Fees

         Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2003 or 2002.

We do not have an audit committee of our board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: April 13, 2004                   Techlabs, Inc.

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

      SIGNATURE                      TITLE                        DATE

 /s/ Jayme Dorrough            Director, President            April 13, 2004
 ------------------            and Secretary
 Jayme Dorrough

                                 TECHLABS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.


Independent Auditors' Report..............................................F-2


Consolidated Balance Sheet -
         December 31, 2003................................................F-3


Consolidated Statements of Operations -
         For the Years Ended December 31, 2003 and 2002...................F-4


Consolidated Statements of Changes in Stockholders' Equity -
         For the Years Ended December 31, 2003 and 2002...................F-5


Statements of Cash Flows -
         For the Years Ended December 31, 2003 and 2002...................F-6


Notes to Financial Statements.............................................F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Techlabs, Inc.

We have audited the accompanying consolidated balance sheet of Techlabs, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Techlabs, Inc. as of December 31, 2002 were audited by other auditors whose report dated April 11, 2003 included a paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Techlabs, Inc. and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $37,015 and an accumulated deficit of $7,988,402. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.


Boynton Beach, Florida
April 1, 2004

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2003


ASSETS

Current Assets
    Cash .....................................................      $       256
    Accounts receivable ......................................              966
                                                                    -----------

                             Total Current Assets ............            1,222

Intangible and Other Assets
    Intangibles, net .........................................           69,778
                                                                    -----------

                                                                    $    71,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable & accrued expenses ......................      $    26,497
    Due to stockholder .......................................           11,740
                                                                    -----------

                        Total Current Liabilities ............           38,237
                                                                    -----------

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value, 25,000,000
       shares authorized, 12,500,000 shares Class
       A Special Preferred issued and outstanding ............           12,500
    Preferred stock - $.001 par value
       10,000,000 authorized, no shares issued
       and outstanding .......................................                -
    Preferred stock - $.001 par value,
       10,000,000 shares authorized,
       225,000 and no shares Class C Preferred
       Stock issued and outstanding ..........................              225
    Common stock ($.001 par value, 200,000,000
       shares authorized, 492,964 shares issued
       and outstanding) ......................................              493
    Additional paid-in capital ...............................        8,007,947
    Accumulated deficit ......................................       (7,988,402)
                                                                    -----------

                                                                         32,763
                                                                    -----------

                                                                    $    71,000
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2003 and 2002


                                                        2003             2002
                                                      ---------       ---------

Revenue  Net revenue ...........................      $  14,969       $  57,670
                                                      ---------       ---------

Selling, general and
  administrative expenses ......................         14,275          80,734
Depreciation and
  amortization expense .........................        125,543         136,724
Impairment of intangible assets ................         32,000               -
Impairment of fixed assets .....................         55,904               -
                                                      ---------       ---------
    Total Expenses .............................        227,722         217,458
                                                      ---------       ---------

Operating loss .................................       (212,753)       (159,788)


Other income (expense)
Interest expense ...............................              -         (29,547)
Realized loss on investment securities .........              -         (10,000)
Gain on forgiveness of indebtedness ............        345,339               -
                                                      ---------       ---------

    Total other income (expense) ...............        345,339         (39,547)

                                                      ---------       ---------
Net income (loss) ..............................      $ 132,586       $(199,335)
                                                      =========       =========

Earnings per share:
  Basic and diluted income (loss)
    per common share ...........................      $    0.27       $   (1.22)
                                                      =========       =========

  Basic and diluted
    weighted average
    shares outstanding .........................        492,964         162,742
                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               TECHLABS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Changes in Stockholders' Equity
                                       For the Years Ended December 31, 2003 and 2002
                                        Preferred Stock
                    ----------------------------------------------------
                           Class A          Class B           Class C      Common Stock    Additional
                    -------------------  --------------  ---------------  ---------------   Paid-In    Accumulated
                      Shares     Amount  Shares  Amount  Shares   Amount  Shares   Amount   Capital      Deficit      Total
                    ----------  -------  ------  ------  -------  ------  -------  ------  ----------  -----------  ---------
Balance,
 January 1, 2002 .. 12,500,000  $12,500       -  $    -        -  $    -   75,908  $   76  $7,741,285  $(7,921,653) $(167,792)

Issuance of shares
 for conversion
 of debt...........          -        -       -       -  225,000     225  303,056     303     216,296            -    216,824

Issuance of shares
 for services .....          -        -       -       -        -       -   80,000      80      26,400            -     26,480

Issuance of shares
 for 2001 return
 to treasury ......          -        -       -       -        -       -   34,000      34         (34)           -          -

Net loss and
 comprehensive
 loss..............          -        -       -       -        -       -        -       -           -     (199,335)  (199,335)
                    ----------  -------  ------  ------  -------  ------  -------  ------  ----------   ----------  ---------

Balance,
 January 1, 2003 .. 12,500,000   12,500       -       -  225,000     225  492,964     493   7,983,947   (8,120,988)  (123,823)

Capital contribution
  of accrued salary          -        -       -       -        -       -        -       -      12,000            -     12,000

Imputed salary ....          -        -       -       -        -       -        -       -      12,000            -     12,000

Net income and
 comprehensive
 income............          -        -       -       -        -       -        -       -           -      132,586    132,586
                    ----------- -------  ------  ------  -------  ------  -------  ------  ----------   ----------  ---------

                    12,500,000  $12,500       -  $    -  225,000  $  225  492,964  $  493  $8,007,947  $(7,988,402) $  32,763
                    =========== =======  ======  ======  =======  ======  =======  ======  ==========   ==========  =========

                                    The accompanying notes are an integral part of these
                                              consolidated financial statements.
                                                             F-5

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002

                                                            2003         2002
                                                         ---------    ---------
Operating Activities
   Net income (loss) .................................   $ 132,586    $(199,335)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Realized loss on investment securities .........           -       10,000
      Common stock issued for compensation ...........           -       26,480
      Imputed compensation ...........................      12,000            -
      Amortization and depreciation ..................     125,543      136,724
      Loss on impairment of fixed assets .............      87,904            -
      Gain on foregiveness of indebtness .............    (345,339)           -
      Changes in operating assets and liabilities:
      Decrease in accounts receivable ................       8,463            -
      Decrease in prepaid expenses ...................           -       (9,429)
      Increase in accounts payable ...................       2,226       69,441
                                                         ---------    ---------

         Net Cash Provided By Operating Activities ...      23,383       33,881

Investing Activities
   Proceeds from stock sales .........................           -       40,000
                                                         ---------    ---------

         Net Cash Provided by Investing Activities ...           -       40,000

Financing Activities
   Repayment on advances from stockholders ...........     (23,141)     (73,867)
                                                         ---------    ---------

         Net Cash Used In Financing Activities .......     (23,141)     (73,867)

         Change in Cash and Cash Equivalents .........         242           14

Cash and cash equivalents, beginning of period .......           -            -
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $     242    $      14
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND  FINANCING ACTIVITIES

      Capital contribution of accrued salary .........   $  12,000    $       -
                                                         =========    =========
      Accounts payable ...............................   $ (12,000)   $       -
                                                         =========    =========
      Proceeds from sale of investment securities ....   $       -    $  40,000
                                                         =========    =========
      Repayments to stockholders .....................   $       -    $ (40,000)
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

         Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition and changed our name to Techlabs, Inc. We generate revenues through the rental of our list of targeted, opt-in email addresses which are generated from our website.

(B) Basis of Consolidation

         The accompanying consolidated financial statements for fiscal 2003 and fiscal 2002 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc.. All significant intercompany accounts and transactions have been eliminated in the consolidation.

(C) Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates..

(D) Cash Equivalents

         Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

(E) Concentration of Credit Risk

         Revenue from one customer represented 100% of the Company's consolidated revenue for the years ended December 31, 2003 and 2002. At December 31, 2003 100% of the Company's accounts receivable was due from that customer. The allowance for doubtful accounts at December 31, 2003 is $0. The Company considers all accounts receivable fully collectible therefore it has not recorded a provision for doubtful accounts.

(F) Revenue Recognition

         The Company's revenue is derived from rentals of its opt-in email lists to third party list management companies. Revenue from email lists is recognized when billed by the company that manages the list, and is recognized on a net basis in that the Company does not act as the principal in the transaction and the amount the Company earns is fixed. The Company believes revenues from rental of its email lists to be fully collectible and has not provided for an allowance for doubtful accounts.

(G) Property and Equipment

         Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

(H) Web Site Development Costs

         The Company accounts for costs incurred in connection with the development of its web sites in accordance with Statement of Position SOP98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involve acquiring hardware and/or developing software to operate the web site are capitalized. Fees paid to an Internet service provider for hosting the web site on its servers connected to the Internet are expensed. Other costs incurred during the operating stage, such as training administration costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of the web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years.

(I) Intangibles

         Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years. See Note 4.

(J) Long-Lived Assets

         Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinitie lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinitie lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. See Note 5.

(K) Reclassification

         Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(L) Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and loans from stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(M) Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(N) Income (Loss) Per Share

         Basic and diluted income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of December 31, 2003 and 2002, the Company did not have any outstanding common stock equivalents.

(O) Business Segments

         The Company operates in one segment and therefore segment information is not presented.

(P) Stock-Based Compensation

         In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

(Q) New Accounting Pronouncements

         In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature oth relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

         This statement is effective for financial instruments entered into on or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this pronouncements did not have a material effect on the Company's financial position or results of operations.

NOTE 2   GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $37,015 and an accumulated deficit of $7,988,402. This raises substantial doubt about its ability to continue as a going concern. During fiscal 2004 the Company intends to secure additional customers to both replace its lost revenues and in an effort to increase revenues. In addition, Yucatan Holding Company, the Company's principal shareholder, will provide sufficient working capital to the Company to fund its current operations until such time as it can increase its revenues. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3   PROPERTY AND EQUIPMENT

         Included in property, equipment and capitalized web site at December 31, 2003 are:
                                                                2003

         Capitalized web site costs .......................  $ 223,618
         Hardware and computer equipment ..................    288,889
                                                             ---------
                                                               512,507
         Less: Accumulated depreciation and amortization ..   (456,603)
         Less: impairment .................................    (55,904)
                                                             ---------
                                                             $       0
                                                             =========

         Depreciation expense was $35,573 and $44,724 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4   INTANGIBLES

         Included in intangibles at December 31, 2003 are:

         Domain names, trade names and contracts
           of MyStartingPoint.com .....................    $ 1,000,000
         Loss on impairment ...........................       (665,333)
         Less: Accumulated amortization ...............       (264,889)
                                                           -----------
         Intangible, net ..............................    $    69,778
                                                           ===========

         Depreciation expense was $92,000 and $92,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5   LOSS FROM IMPAIRMENT OF LONG LIVED ASSETS

         During the year ended December 31, 2003 the Company determined that certain recorded property, equipment and intangible assets were impaired, resulting in an impairment loss of $87,904, which is included in selling, general and administrative expenses.

NOTE 6   RELATED PARTY TRANSACTIONS

         During the fiscal years ended December 31, 2003 and 2002 from time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At December 31, 2003 and 2002, the Company owed Yucatan Holding Company $11,740 and $20,881, respectively. This amount will be repaid by the Company as its working capital permits.

         During the year ended December 31, 2002 the Company issued 225,000 shares of its Class C Preferred Stock and 303,030 shares of its common stock to Yucatan Holding Company, its principal shareholder, in satisfaction of $216,824 due Yucatan by the Company and for Yucatan making a credit line of up to $250,000 available to the Company.

         During fiscal 2001 each of Yucatan Holding Company returned an 30,000 shares of common stock to the treasury, which such shares were cancelled and returned to the status of authorized but unissued shares as a contribution to capital by these shareholders. These transactions were facilitated to assure that the Company had a sufficient number of authorized but unissued shares of common stock and, as a result of the number of preferred shares held by each party, did not affect the voting control of the Company. In conjunction with these transactions, the Board of Directors agreed that at such time as the Company had filed an amendment to its Articles of Incorporation increasing the number of authorized shares of its common stock that the Company would issue each of Yucatan Holding Company 30,000 shares of common stock to replace the shares which had been returned to treasury and an additional 4,000 shares of common stock as consideration for the earlier contribution to capital by this shareholders. In August 2002 following the filing of Articles of Amendment to the Company's Articles of Incorporation, the Company issued Yucatan Holding Company 34,000 shares of its common stock.

         Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company. While the Company does not Mrs. Dorrough a salary, it has recognized an expense of $12,000 for the period of February 1, 2002 though December 31, 2002 and an expense of $12,000 for fiscal 2003 which it believes equals the fair value of her services during these periods. This compensation has been treated as imputed compensation.

NOTE 7   GAINS ON FORGIVENESS OF INDEBTEDNESS

         During the fiscal year ended December 31, 2003 the Company adjusted certain liabilities as set forth below which had been reflected on the Company's balance sheet at December 31, 2002. These one-time extinguishments resulted in a gain of $345,339 as reflected on the Company's Consolidated Statements of Operations for the fiscal year ended December 31, 2003.

                                           Liability
                                               At
                                              2002       Adjustment       Gain
                                           ---------     ----------     --------
Accounts payable and accrued expenses .... $329,491      $(255,339)     $255,339
Due to stockholders ...................... $ 90,000      $ (90,000)       90,000
                                                                        --------
                                                                        $345,339
                                                                        ========

NOTE 11  CAPITAL STOCK

         The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 492,964 shares were issued and outstanding at December 31, 2003. In November 2002, the Company amended its articles of incorporation reducing the number of shares of its authorized common stock from 5,000,000,000 shares to 200,000,000 shares and concurrently declared a 25:1 reverse stock split on all of its outstanding shares of common stock. The reduction in the number of the Company's authorized and issued and outstanding shares of common stock has been retroactively applied to all share data for all periods presented herein;

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

         c. 25,000,000 shares of special preferred stock, par value $.001 per share, of which 12,500,000 shares have been designated Special Class A Preferred Stock, all of which are outstanding. Of these shares, 8,330,000 shares are held by the Company's principal shareholder, Yucatan Holding Company, and the remaining 4,170,000 shares are held by Thomas J. Taule, the Company's former CEO and member of its board of directors. The designations, rights and preferences of the Special Class A Preferred Stock provide:

         * the holders are not entitled to receive any assets in the event of the liquidation or wup of the Company;

         * each share of Special Class A Preferred Stock entitles the holder to three votes on all matters submitted to the Company's shareholders for a vote, and the Special Class A Preferred Stock votes together with the Company's common stock and its Class C Preferred Stock as one class; and

         * the shares of Special Class A Preferred Stock are redeemable at the sole option of the Company, with the manner of redemption, the redemption price or prices and the terms and conditions of the redemption being determined by the Company's board of directors; and

         d. 10,000,000 shares of blank check preferred stock, par value $.001 per share (the "Blank Check Preferred Stock"). Series of the Blank Check Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Blank Check Preferred Stock as adopted by the Board of Directors in its sole discretion. The Board has designated 225,000 shares of Blank Check Preferred Stock as Class C Preferred Stock, all of which such shares are issued and outstanding and held by the Company's principal shareholder, Yucatan Holding Company. The designations, rights and preferences of the Class C Preferred Stock include:

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

            - authorize or issue, or obligate the Company to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or sto, the Class C Preferred Stock;

            - redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of the Company's securities;

            -  amend its articles of incorporation or bylaws;

            -  change the authorized number of its directors; or

            - declare, order or pay any dividends on any class of its securities.

         During the years ended December 31, 2003 and 2002, the Company issued 0 and 80,000 of common stock, respectively, with a fair value of $0 and $26,400, respectively. During the years ended December 31, 2003 and 2002 the Company issued 0 shares and 225,000 shares of its Class C Preferred Stock.

NOTE 12  STOCK INCENTIVE PLAN

         In October 1999, the Company adopted its 1999 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote our long-term success and the creation of shareholder value by encouraging employees, directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of employees, outside directors and consultants and linking those individuals directly to shareholder interests through increased stock ownership. Under the Plan the Company can make awards either in the form of restricted shares or options, which may be either incentive stock options or non-statutory stock options.

         Initially the maximum number of shares of common stock issuable upon the exercise of restricted stock awards or stock options granted under the Plan was 1,500,000 shares. This amount is subject to increase on January 1 of each year beginning on January 1, 2000 by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of December 31, 2003 the maximum number of shares of the Company's common stock available for issuance upon grants of restricted stock awards or stock options was 1,977,024 shares. To date, the Company has granted restricted stock awards or stock options which have been exercised for an aggregate of 1,521,662 shares of our common stock. Accordingly, the Company currently has 455,362 shares available under the Plan.

         The Plan is to be administered by a committee consisting of two or more outside directors who review management's recommendation as to the employees, outside directors and consultants who are to receive awards under the Plan, determine the type, number, vesting requirements and other features and conditions of the awards, interpret the Plan and make all other decisions related to the Plan. The Company's Board of Directors may also appoint a secondary committee of the Board, composed of one or more directors who need not be independent, who may administer the Plan with respect to employees and consultants who are not considered officers or directors of Techlabs. This secondary committee may grant awards under the Plan to such employees and consultants, and may determine all features and conditions of those awards.

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

NOTE 13  INCOME TAXES

         As of December 31, 2003 and 2002, the Company had net operating loss ("NOL")carryforwards of approximately $4,880,000 and $5,100,000, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2020 through 2023. The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset deferred tax assets of approximately $1,660,000 and $2,090,000 as of December 31, 2003 and 2002,
respectively, by an equivalent valuation allowance as of December 31, 2003 and 2002.

NOTE 14  SUBSEQUENT EVENTS

         For the years ended December 31, 2002 and 2003 the Company's sole customer was ResponseBase, a third party direct marketing company. Subsequent to December 31, 2003 the Company was advised by ResponseBase that they were exiting that segment of their business. The Company is presently sourcing replacements for this customer.
                                      F-14