Form 10KSB/A
period 2003-12-31
TECHLABS INC
filed 2004-04-22
CIK 1082530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                             Amendment No. 1 to the
                                   Form 10-KSB
(Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 1 is being filed to include the Report of Dempsey Vantrease & Follis PLLC which was inadvertently omitted from the Annual Report on Form 10-KSB as filed on April 22, 2004.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated: April 22, 2004                   Techlabs, Inc.

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

      SIGNATURE                      TITLE                        DATE

 /s/ Jayme Dorrough            Director, President            April 22, 2004
 ------------------            and Secretary
 Jayme Dorrough

                          INDEPENDENT AUDITORS' REPORT

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. These financial statements do not iany adjustments that might result from the outcome of this uncertainty.

/s/ DEMPSEY VANTREASE & FOLLIS PLLC

Murfreesboro, Tennessee
April 11, 2003