Form 10QSB
period 2004-03-31
TECHLABS INC
filed 2004-05-24
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


                        Commission File Number: 000-26233


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 492,964 shares of common stock as of May 21, 2004.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended March 31, 2004

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this report, the terms "Techlabs," "we," and "us" refers to Techlabs, Inc., a Florida corporation, and its subsidiaries.

                                     INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at March 31, 2004 (unaudited)....1

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2004 and 2003 (unaudited)................2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003 (unaudited)................3

         Notes to Condensed Consolidated Financial Statements (unaudited) .....4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................7

Item 3.  Controls and Procedures...............................................7

Part II  Other Information.....................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

ASSETS

Current Assets
    Cash .....................................................      $       460
    Accounts receivable ......................................              966
                                                                    -----------

                        Total Current Assets .................            1,426

Intangible and Other Assets
    Intangibles, net .........................................           52,334
                                                                    -----------

                                                                    $    53,760
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable & accrued expenses ......................      $    35,756
    Due to stockholder .......................................            9,234
    Loan .....................................................            6,500
                                                                    -----------

                        Total Current Liabilities ............           51,490

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value, 25,000,000 shares
       authorized, 12,500,000 shares Class A Special
       Preferred issued and outstanding ......................           12,500
    Preferred stock - $.001 par value, Class B 10,000,000
       authorized, no shares issued and outstanding ..........                -
    Preferred stock - $.001 par value, 10,000,000 shares
       authorized, 225,000 and no shares Class C Preferred
       Stock issued and outstanding ..........................              225
    Common stock ($.001 par value, 200,000,000 shares
       authorized, 492,964 shares issued and outstanding) ....              493
    Additional paid-in capital ...............................        8,007,947
    Accumulated deficit ......................................       (8,018,895)
                                                                    -----------

                                                                          2,270
                                                                    -----------

                                                                    $    53,760
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2004 and 2003


                                                         For the Three Months
                                                            Ended March 31,
                                                         2004            2003
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
Revenue
  Net revenue ..................................      $       -       $   6,270
                                                      ---------       ---------

Selling, general and
  administrative expenses ......................         13,049          10,350
Depreciation and
  amortization expense .........................         17,444          34,181
                                                      ---------       ---------
    Total Expenses .............................         30,493          44,531
                                                      ---------       ---------

Operating loss .................................        (30,493)        (38,261)


Other expense
Interest expense ...............................              -           1,350
                                                      ---------       ---------

    Total other income expenses ................              -           1,350
                                                      ---------       ---------
Net loss .......................................      $ (30,493)      $ (39,611)
                                                      =========       =========

Earnings per share:
  Basic and diluted loss
    per common share ...........................      $   (0.06)      $   (0.08)
                                                      =========       =========

  Basic and diluted
    weighted average
    shares outstanding .........................        492,964         492,964
                                                      =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                 Consensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003


                                                         For the Three Months
                                                            Ended March 31,
                                                         2004            2003
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
Operating Activities
    Net loss ...................................      $(30,493)       $(39,611)
    Adjustments to reconcile net loss to
      net cash used in operating activities
    Amortization and depreciation ..............        17,444          34,271
    Changes in operating assets and liabilities:
    Decrease in accounts receivable ............             -             325
    Increase in accounts payable ...............         9,259           5,001
                                                      --------        --------

      Net cash used in operating activities ....        (3,790)            (14)

Investing Activities ...........................             -               -

Financing Activities

Proceeds from loan .............................         6,500               -
Due to related parties .........................        (2,506)              -
                                                      --------        --------

      Net cash provied by fianancing activities          3,994               -

             Change in Cash and Cash Equivalents           204             (14)

Cash and cash equivalents, beginning of period .           256              14
                                                      --------        --------

Cash and cash equivalents, end of period .......      $    460        $      -
                                                      ========        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TECHLABS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. We were incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition and changed our name to Techlabs, Inc. We generate revenues through the rental of our list of targeted, opt-in email addresses which are generated from our website. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $30,493 during the three months ended March 31, 2004 and have an accumulated deficit of $8,018,895 at March 31, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the three months ended March 31, 2004 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At March 31, 2004 we had $460 in cash and cash equivalents.

         CONCENTRATION OF CREDIT RISK. At March 31, 2004 100% of our accounts receivable was due from one customer. The allowance for doubtful accounts at March 31, 2004 is $0. We consider all accounts receivable fully collectible therefore we have not recorded a provision for doubtful accounts.

         REVENUE RECOGNITION. Our revenue has been derived from rentals of our opt-in email lists to third party list management companies. Revenue from email lists is recognized when billed by the company that manages the list, and is recognized on a net basis in that we do not act as the principal in the transaction and the amount we earn is fixed. We believe revenues from rental of our email lists to be fully collectible and have not provided for an allowance for doubtful accounts.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

         WEB SITE DEVELOPMENT COSTS. We account for costs incurred in connection with the development of our web sites in accordance with Statement of Position SOP98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involve acquiring hardware and/or developing software to operate the web site are capitalized. Fees paid to an Internet service provider for hosting the web site on its servers connected to the Internet are expensed. Other costs incurred during the operating stage, such as training administration costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of the web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years.

         INTANGIBLES. Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.

         RECLASSIFICATION. Certain amounts from prior periods have been reclassified to conform to the current year presentation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

         INCOME TAXES. Eline account for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INCOME (LOSS) PER SHARE. Basic and diluted income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of March 31, 2004 and 2003, we did not have any outstanding common stock equivalents.

         BUSINESS SEGMENTS. We operate in one segment and therefore segment information is not presented.

         STOCK-BASED COMPENSATION. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123, we have elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. We account for stock options issued to consultants and for other services in accordance with SFAS No. 123.

         NEW ACCOUNTING PRONOUNCEMENTS. In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity" was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

         This statement is effective for financial instruments entered into on or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The adoption of this pronouncements did not have a material effect on our financial position or results of operations.

NOTE 2.  INTANGIBLES

Included in intangibles at March 31, 2004 are:

Domain names, trade names and contracts of MyStartingPoint.com .... $ 1,000,000
Loss on impairment ................................................    (665,333)
Less: Accumulated amortization ....................................    (282,333)
                                                                    -----------
                                    Intangible, net ...............    $ 52,334
                                                                    ===========

         Depreciation expense was $17,444 and $34,181 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 3.  RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, our principal shareholder, has advanced funds for working capital. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Jayme Dorrough, our sole officer and director and the principal of Yucatan Holding Company, Inc. At March 31, 2004, we owed Yucatan Holding Company $9,234, net of repayments, which included $3,750 of compensation for Mrs. Dorrough for the three months ended March 31, 2004. This amount will be paid by us as our working capital permits.

NOTE 4.  LIABILITIES

         During the three months ended March 31, 2004 a third party loaned us under an oral agreement $6,500 on a non-interest bearing, on demand basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We did not report any revenues for the three months ended March 31, 2004, as compared to revenues of $6,270 for the comparable period in fiscal 2003. For fiscal 2003 and 2002 our revenues represented fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase was our sole source of revenues and we were materially reliant on revenues from this customer. Subsequent to fiscal 2003, and as set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, ResponseBase informed us that they were exiting that segment of their business. We are presently sourcing replacements for ResponseBase.

         Our total expenses for the three months ended March 31, 2004 decreased $14,038, or approximately 37%, from the comparable three month period in fiscal 2003, primarily a result of a decrease in non-cash depreciation and amortization expense for the quarter. During the year ended December 31, 2003 we determined that certain recorded assets were impaired, resulting in an impairment loss of $87,904, which was included in selling, general and administrative expenses for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had a working capital deficit of $50,064 as compared to a deficit of $30,015 at December 31, 2003. Net cash used in operating activities for the first quarter of fiscal 2004 was $3,790 as compared to $14 for the first quarter of fiscal 2003. This increase is primarily attributable to a decrease in depreciation and amortization, a non-cash expense, which was offset by an increase in accounts payable. Net cash provided by financing activities for the first quarter of fiscal 2004 was $3,994 as compared to $0 for the three months ended March 31, 2003. This change is the result of a short-term loan to our company of $6,500 from a third party which was offset by a reduction of $ 2,506 in the amount due to stockholder from the balance due at December 31, 2003.

         We have an accumulated deficit of $8,018,895 at March 31, 2004, and the report from of our independent auditor on our audited financial statements at December 31, 2003 contains a going concern modification. We will continue to incur losses during the foreseeable future. Yucatan Holding Company, our principal shareholder, has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs. We do not have any present commitments for capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.               Description

         31.1     Rule 13a-14(a)/15d-14(a) Certification
         32.1     Certification of Chief Executive Officer Pursuant Section 906

         (b) Reports on Form 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Techlabs, Inc.
                                        By: /S/ Jayme Dorrough
                                        Jayme Dorrough, President

Dated: May 24, 2004