Form 10QSB
period 2004-06-30
TECHLABS INC
filed 2004-08-20
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 592,964 shares of common stock as of July 31, 2004.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended June 30, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at June 30, 2004 (unaudited).....1

         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)........2

         Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2004 and 2003 (unaudited)........3

         Notes to Condensed Consolidated Financial Statements (unaudited)......4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................7

Item 3.  Controls and Procedures...............................................8

Part II  Other Information.....................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                            June 30, 2004 (Unaudited)

ASSETS

Current Assets
    Cash .....................................................      $        49
                                                                    -----------

                             Total Current Assets ............               49

Intangible and Other Assets
    Intangibles, net .........................................           34,890
                                                                    -----------

                                                                    $    34,939
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable & accrued expenses ......................      $    23,240
    Due to stockholder .......................................           26,843
    Loan - related party .....................................            6,500
                                                                    -----------

                        Total Current Liabilities ............           56,583

STOCKHOLDERS' (DEFICIT)
    Preferred stock - $.001 par value, 25,000,000
       shares authorized, 12,500,000 shares Class
       A Special Preferred issued and outstanding ............           12,500
    Preferred stock - $.001 par value, Class B
       10,000,000 authorized, no shares issued
       and outstanding .......................................                -
    Preferred stock - $.001 par value,
       10,000,000 shares authorized,
       225,000 shares Class C Preferred
       Stock issued and outstanding ..........................              225
    Common stock ($.001 par value, 200,000,000
       shares authorized, 592,964 shares issued
       and outstanding) ......................................              593
    Additional paid-in capital ...............................        8,132,847
    Deferred compensation ....................................         (104,167)
    Accumulated deficit ......................................       (8,063,642)
                                                                    -----------

                                                                        (21,644)
                                                                    -----------

                                                                    $    34,939
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
      For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)



                                  For the Three Months     For the Six Months
                                      Ended June 30,           Ended June 30,
                                     2004        2003        2004        2003
                                  ---------   ---------   ---------   ---------
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenue
  Net revenue ................... $       -   $   4,248   $       -   $  10,518
                                  ---------   ---------   ---------   ---------

Selling, general and
  administrative expenses .......     6,470      19,104      19,519      29,454
Stock compensation expense ......    20,833           -      20,833           -
Depreciation and
  amortization expense ..........    17,444      34,181      34,888      68,362
                                  ---------   ---------   ---------   ---------
   Total Expenses ...............    44,747      53,285      75,240      97,816
                                  ---------   ---------   ---------   ---------

Operating loss ..................   (44,747)    (49,037)    (75,240)    (87,298)


Other expense
Interest expense ................         -           -           -       1,350
                                  ---------   ---------   ---------   ---------

       Total other
         expense ................         -           -           -       1,350
                                  ---------   ---------   ---------   ---------
Net income (loss) ............... $ (44,747)  $ (49,037)  $ (75,240)  $ (88,648)
                                  =========   =========   =========   =========

Earnings per share:
  Basic and diluted income (loss)
    per common share ............ $   (0.08)  $   (0.10)  $   (0.15)  $   (0.18)
                                  =========   =========   =========   =========

  Basic and diluted
    weighted average
    shares outstanding ..........   532,524     492,964     512,854     492,964
                                  =========   =========   =========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2003 (Unaudited)



                                                             2004         2003
                                                         ----------- -----------
                                                         (Unaudited) (Unaudited)
Operating Activities
    Net income (loss) .................................   $(75,240)   $(88,648)
    Adjustments to reconcile net loss to
      net cash used in operating activities
    Amortization and depreciation .....................     34,888      68,362
    Stock compensation cost ...........................     20,833           -
    Provision for uncollectible accounts ..............        966           -
    Changes in operating assets and liabilities:
    Decrease in accounts receivable ...................          -       5,375
    Increase in accounts payable and accrued expenses .      9,352      14,911
                                                          --------    --------

      Net Cash Used In
        Operating Activities ..........................     (9,201)          -

Investing Activities

Financing Activities
    Due to stockholder ................................     (2,494)          -
    Proceeds from loan - related party ................      6,500           -
                                                          --------    --------

      Net Cash Provided By
        Financing Activities ..........................      8,994           -

             Change in Cash and Cash Equivalents ......       (207)          -

Cash and cash equivalents, beginning of period ........        256           -
                                                          --------    --------


Cash and cash equivalents, end of period ..............   $     49    $      -
                                                          ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TECHLABS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. We were incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition and changed our name to Techlabs, Inc. We generate revenues through the rental of our list of targeted, opt-in email addresses which are generated from our website. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $75,240 for the six months ended June 30, 2004 and have an accumulated deficit of $8,063,642 at June 30, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the six months ended June 30, 2004 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At June 30, 2004 we had $49 in cash and cash equivalents.

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

         INCOME TAXES. Techlabs accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INCOME (LOSS) PER SHARE. Basic and diluted income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of June 30, 2004 and 2003, we did not have any outstanding common stock equivalents.

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

NOTE 2   INTANGIBLES

Included in intangibles at June 30, 2004 are:

Domain names, trade names
         and contracts of MyStartingPoint.com ....................  $ 1,000,000
Loss on impairment ...............................................     (665,333)
Less: Accumulated amortization ...................................     (299,777)
                                                                    -----------
                                    Intangible, net ..............     $ 34,890
                                                                    ===========

         Amortization expense was $17,444 and $34,888, respectively, for the three months ended June 30, 2004 and June 30, 2003, and $34,181 and $68,362, respectively, for the six months ended June 30, 2004 and 2003.

NOTE 3   RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, our principal shareholder, has advanced funds for working capital. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Jayme Dorrough, our sole officer and director and the principal of Yucatan Holding Company, Inc. At June 30, 2004, we owed Yucatan Holding Company $26,843, net of repayments, which included $7,500 of compensation for Mrs. Dorrough for the six months ended June 30, 2004. This amount will be paid by us as our working capital permits.

NOTE 4   LIABILITIES

         During the six months ended June 30, 2004 a third party loaned us under an oral agreement $6,500 on a non-interest bearing, on demand basis.

NOTE 5   COMMITMENTS AND CONTINGENCIES

         In July 2004 Techlabs was named as a defendant in the matter DONALD KURTH, ROSALY KURTH AND KRISTINE KURTH V. FEINGOLD & KAM, LLC, FEINGOLD & KAM, DAVID FEINGOLD ET AL, filed in the Circuit Court for the 15th District in and for Palm Beach County, Florida. The portion of the suit which relates to Techlabs involves the purported actions by the unaffiliated third parties in the October 1999 private sales of shares of Techlabs in transactions in which Techlabs was neither a party nor received any proceeds therefrom. The plaintiffs are alleging that the shares of Techlabs' stock which were the subject of these purported private sales failed to bear the appropriate restrictive legends as required under the Securities Act of 1933, and the plaintiff's are further alleging conversion and civil theft against David Feingold and Feingold & Kam. Techlabs' does not believe that it violated any provisions of the Securities Act of 1933 as it relates to the shares of its common stock which are the subject of this complaint and is seeking to have Techlabs' dismissed as a defendant. Techlabs is unable at this time to predict the outcome of this action or any possible monetary costs to it resulting therefrom.

NOTE 6   SUBSEQUENT EVENTS

         On July 28, 2004 Techlabs issued a press release stating its Board of Directors approved changing the corporate name to Siren International Corp.

         On August 6, 2004 Techlabs announced that it had signed a letter of intent to purchase the outstanding stock of Florida Fountain of Youth, Inc. and Florida Fountain of Youth Spas, Inc. Terms of the transaction were not disclosed; however Techlabs' news release stated that it anticipated that the transaction would be consummated at the end of August. The transaction is subject to the completion of satisfactory due diligence on the part of Techlabs with respect to both companies. On August 18, 2004 Techlabs announced that it had substantially completed its due diligence on this pending acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We did not report any revenues for the three months or six months ended June 30, 2004, as compared to revenues of $4,248 and $10,518, respectively, for the comparable three month and six month periods in fiscal 2003. For fiscal 2003 our revenues represented fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase was our sole source of revenues and we were materially reliant on revenues from this customer. Subsequent to fiscal 2003, and as set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, ResponseBase informed us that they were exiting that segment of their business. We are presently sourcing replacements for ResponseBase.

         Our total expenses for the three months ended June 30, 2004 decreased $8,538, or approximately 49%, from the comparable three month period in fiscal 2003. Our total expenses for the six months ended also decrease by $22,576, or approximately 41%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Included in these decreases was:

         * a decrease of $12,634, or approximately 66%, and a decrease of $9,935, or approximately 34%, in selling, general and administrative expenses for the three months and six months ended June 30, 2004 from the comparable periods in fiscal 2003.

         * an increase of $20,833 in non-cash stock compensation expense for the three months and six months ended June 30, 2004 from the three months and six months ended June 30, 2003, and

         * a decrease of $16,737, or approximately 49%, and a decrease of $33,474, or approximately 49%, in deprecation and amortization expense during the three and six months ended June 30, 2004 from the comparable periods in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had a working capital deficit of $56,534 as compared to a working capital deficit of $30, 015 at December 31, 2003. Net cash used in operating activities for the six months ended June 30, 2004 was $9,201 as compared to $0 for the comparable period in fiscal 2003. This increase is primarily attributable to an decrease in revenues. Net cash provided by financing activities was $8,994 as compared to $0 and is primarily attributable to the proceeds of loans from related parties during the six months ended June 30, 2004. We have an accumulated deficit of $8,063,642 at June 30, 2004, and the report from of our independent auditor on our audited financial statements at December 31, 2003 contains a going concern modification. We will continue to incur losses during the foreseeable future. Yucatan Holding Company, our principal shareholder, has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs. We do not have any present commitments for capital expenditures.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 2004 Techlabs was named as a defendant in the matter DONALD KURTH, ROSALY KURTH AND KRISTINE KURTH V. FEINGOLD & KAM, LLC, FEINGOLD & KAM, DAVID FEINGOLD ET AL, filed in the Circuit Court for the 15th District in and for Palm Beach County, Florida. The portion of the suit which relates to Techlabs involves the purported actions by the unaffiliated third parties in the October 1999 private sales of shares of Techlabs in transactions in which Techlabs was neither a party nor received any proceeds therefrom. The plaintiffs are alleging that the shares of Techlabs' stock which were the subject of these purported private sales failed to bear the appropriate restrictive legends as required under the Securities Act of 1933, and the plaintiff's are further alleging conversion and civil theft against David Feingold and Feingold & Kam. Techlabs' does not believe that it violated any provisions of the Securities Act of 1933 as it relates to the shares of its common stock which are the subject of this complaint and is seeking to have Techlabs' dismissed as a defendant. Techlabs is unable at this time to predict the outcome of this action or any possible monetary costs to it resulting therefrom.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On July 28, 2004 Techlabs issued a press release stating its Board of Directors approved changing the corporate name to Siren International Corp.

         On August 6, 2004 Techlabs announced that it had signed a letter of intent to purchase the outstanding stock of Florida Fountain of Youth, Inc. and Florida Fountain of Youth Spas, Inc. Terms of the transaction were not disclosed; however Techlabs' news release stated that it anticipated that the transaction would be consummated at the end of August. The transaction is subject to the completion of satisfactory due diligence on the part of Techlabs with respect to both companies. On August 18, 2004 Techlabs announced that it had substantially completed its due diligence on this pending acquisition.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.       Description

31.1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906

99.1     Press release dated June 28, 2004

99.2     Press release dated August 6, 2004

99.3     Press release dated August 18, 2004

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

Dated: August 19, 2004