Form 10QSB
period 2004-09-30
TECHLABS INC
filed 2004-11-19
CIK 1082530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

         (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 665,964 shares of common stock as of October 31, 2004.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                 TECHLABS, INC.
               Form 10-QSB for the period ended September 30, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at
           September 30, 2004 (unaudited)......................................1

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited).......2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)...........3

         Notes to Condensed Consolidated Financial Statements (unaudited) .....4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................7

Item 3.  Controls and Procedures...............................................8

Part II  Other Information.....................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHLABS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                         September 30, 2004 (Unaudited)

ASSETS

Current Assets
  Cash ..........................................................   $        12
                                                                    -----------

                                             Total Current Assets            12

Intangible and Other Assets
  Intangibles, net ..............................................        17,445
                                                                    -----------

                                                                    $    17,457
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts payable & accrued expenses ...........................   $    23,240
  Due to stockholder ............................................        16,000
  Loan - related party ..........................................         6,500
                                                                    -----------

                                        Total Current Liabilities        45,740

STOCKHOLDERS' (DEFICIT)
  Preferred stock  ($.001 par value, 25,000,000 shares
   authorized, 12,500,000 shares Class A Special Preferred
   issued and outstanding) ......................................        12,500
  Preferred stock ($.001 par value, 10,000,000 Class B
   shares authorized, no shares issued and outstanding ..........             -
  Preferred stock  ($.001 par value, 10,000,000 Class C
   shares authorized, 225,000 shares issued and outstanding .....           225
  Common stock ($.001 par value, 200,000,000 shares
     authorized, 652,964 shares issued and outstanding) .........           653
  Additional paid-in capital ....................................     8,300,787
  Deferred compensation .........................................       (83,667)
  Accumulated deficit ...........................................    (8,258,781)
                                                                    -----------

                                    Total Stockholders' (Deficit)       (28,283)
                                                                    -----------

                                                                    $    17,457
                                                                    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                  TECHLABS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                        September 30,            September 30,
                                                     2004         2003         2004         2003
                                                  ---------    ---------    ---------    ---------
Revenue
   Net revenues ...............................   $       -    $   3,685    $       -    $  14,203

Selling, general and administrative expenses ..       5,929        6,030       21,697       35,484
Stock compensation ............................     175,516            -      196,349            -
Depreciation & amortization expense ...........      17,444       34,271       52,333      102,633
                                                  ---------    ---------    ---------    ---------

Total expenses ................................     198,889       40,301      270,379      138,117
                                                  ---------    ---------    ---------    ---------

Operating loss ................................    (198,889)     (36,616)    (270,379)    (123,914)

Other Income (Expense)
Interest expense ..............................           -            -            -       (1,350)
                                                  ---------    ---------    ---------    ---------

Net Loss ......................................   $(198,889)   $ (36,616)   $(270,379)   $(125,264)
                                                  =========    =========    =========    =========


Earnings per share:
  Basic and diluted loss per common share .....   $   (0.33)   $   (0.07)   $   (0.50)   $   (0.25)
                                                  =========    =========    =========    =========

Basic and diluted weighted average
  shares outstanding ..........................     606,810      492,964      544,466      492,964


                        The accompanying notes are an integral part of these
                                  unaudited financial statements.

                                                 2

                                  TECHLABS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

                                                                               2004         2003
                                                                            ---------    ---------
Operating Activities
  Net loss ..............................................................   $(270,379)   $(125,264)
  Adjustments to reconcile net loss to
   net cash (used) provided by operating activities
   Amortization and depreciation ........................................      52,333      102,827
   Common stock issued for compensation .................................     196,349            -
   Provision for uncollectible accounts .................................         966            -
   Changes in operating assets and liabilities:
       Increase in accounts receivable ..................................           -        5,009
       Increase in accounts payable and accrued expenses ................      (3,257)      17,629
                                                                            ---------    ---------
                       Net Cash (Used) Provided by Operating Activities .     (23,988)         201


Investing Activities ....................................................           -            -

Financing Activities
  Due to stockholder ....................................................      17,244
  Proceeds from loan - related party ....................................       6,500            -
                                                                            ---------    ---------
                        Net Cash Provided by Financing Activities .......      23,744            -
                                                                            ---------    ---------

                        Change in Cash and Cash Equivalents .............        (244)         201

Cash and cash equivalents, beginning of period ..........................         256            0
                                                                            ---------    ---------

Cash and cash equivalents, end of period ................................   $      12    $     201
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

                                                 3

                                 TECHLABS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS. We were incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 we abandoned this business due to excessive competition and changed our name to Techlabs, Inc. We generate revenues through the rental of our list of targeted, opt-in email addresses which are generated from our website. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         GOING CONCERN. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $270,379 for the nine months ended September 30, 2004 and have an accumulated deficit of $8,258,781 at September 30, 2004. Although a substantial portion of our net loss is attributable to non-cash operating expenses, we believe that these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         BASIS OF CONSOLIDATION. The accompanying consolidated financial statements for the nine months ended September 30, 2004 and 2003 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and assumptions by management, with consideration given to materiality. Actual results could vary from those estimates.

         CASH EQUIVALENTS. Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less. At September 30, 2004 we had $12 in cash and cash equivalents.

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

         INCOME (LOSS) PER SHARE. Basic and diluted income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of September 30, 2004 and 2003, we did not have any outstanding common stock equivalents.

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

NOTE 2.  INTANGIBLES

         Included in intangibles at September 30, 2004 are:

         Domain names, trade names and
           contracts of MyStartingPoint.com ..........     $ 1,000,000
         Loss on impairment ..........................        (665,333)
         Less: Accumulated amortization ..............        (317,222)
                                                           -----------
                            Intangible, net ..........     $    17,445

         Amortization expense was $17,444 and $23,000, respectively, for the three months ended September 30, 2004 and September 30, 2003, and $52,333 and $69,000, respectively, for the nine months ended September 30, 2004 and 2003.

NOTE 3.  RELATED PARTY TRANSACTIONS

         From time to time Yucatan Holding Company, our principal shareholder, has advanced funds for working capital. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Jayme Dorrough, our sole officer and director and the principal of Yucatan Holding Company, Inc. In September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

         At September 30, 2004, we owed Yucatan Holding Company $16,000, net of repayments. This amount will be paid by us as our working capital permits

         During the nine months ended September 30, 2004 a third party loaned us under an oral agreement $6,500 on a non-interest bearing, on demand basis.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

         On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleges a breach of contract by Addante and Associates and it is seeking $500,000 in damages.

NOTE 5.  SUBSEQUENT EVENTS

         On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the fourth quarter of fiscal 2004.

         On August 6, 2004 Techlabs signed a letter of intent to purchase the outstanding stock of Florida Fountain of Youth, Inc. and Florida Fountain of Youth Spas, Inc. The transaction is subject to the completion of satisfactory due diligence on the part of Techlabs with respect to both companies. Techlabs continues to finalize its due diligence and based upon the information continues to pursue the acquisition. As of November 17, 2004, the transaction has not been finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We did not report any revenues for the three months or nine months ended September 30, 2004, as compared to revenues of $3,685 and $14,203, respectively, for the comparable three month and nine month periods in fiscal 2003. For fiscal 2003 our revenues represented fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase was our sole source of revenues and we were materially reliant on revenues from this customer. Subsequent to fiscal 2003, and as set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, ResponseBase informed us that they were exiting that segment of their business.

         Our total expenses for the three months ended September 30, 2004 increased $158,588, or approximately 394%, from the comparable three month period in fiscal 2003. Our total expenses for the nine months ended also increased by $132,262, or approximately 96%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. These increases are primarily attributable to non-cash stock compensation of $175,516 and $196,349 for the three and nine months ended September 30, 2004 as compared to $0 for each of the comparable periods in fiscal 2003. This increase was offset by a slight decreases in selling, general and administrative expenses and depreciation and amortization expenses during the three and nine months periods in fiscal 2004 as compared to the same periods in fiscal 2003. The decrease in selling, general and administrative expenses was attributable to a reduction in professional fees, and the decrease in depreciation and amortization expense was attributable to a write-down of certain intangible assets in the fourth quarter of fiscal 2003. We believe that our selling, general and administrative expenses will continue at this approximate level for the balance of fiscal 2004..

         We have been unsuccessful to date during fiscal 2004 in generating revenue from the rental of our StartingPoint.com email list. On August 6, 2004 we announced that we had signed a letter of intent to purchase the outstanding stock of Florida Fountain of Youth, Inc. and Florida Fountain of Youth Spas, Inc. The transaction is subject to the completion of satisfactory due diligence on the part of Techlabs with respect to both companies. We continues to finalize our due diligence and based upon the information continue to pursue the acquisition. As of November 17, 2004, the transaction has not been finalized.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had a working capital deficit of $45,728 as compared to a working capital deficit of $30,015 at December 31, 2003. Net cash used in operating activities for the nine months ended September 30, 2004 was $23,988 as compared to $201 in net cash provided by operating activities. The decrease is attributable to the decrease in revenues during the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003. Net cash provided by financing activities was $23,744 as compared to $0 and is primarily attributable to the proceeds of loans from related parties during the nine months ended September 30, 2004. We have an accumulated deficit of $8,258,781 at September 30, 2004, and the report from of our independent auditor on our audited financial statements at December 31, 2003 contains a going concern modification. We will continue to incur losses during the foreseeable future. Yucatan Holding Company, our principal shareholder, has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs. We do not have any present commitments for capital expenditures.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On July 28, 2004 Techlabs issued a press release stating its Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the fourth quarter of fiscal 2004.

         On August 6, 2004 Techlabs announced that it had signed a letter of intent to purchase the outstanding stock of Florida Fountain of Youth, Inc. and Florida Fountain of Youth Spas, Inc. Terms of the transaction were not disclosed; however Techlabs' news release stated that it anticipated that the transaction would be consummated at the end of August. The transaction is subject to the completion of satisfactory due diligence on the part of Techlabs with respect to both companies. Techlabs' continues to finalize its due diligence and based upon the information continues to pursue the acquisition. As of November 17, 2004, the transaction has not been finalized.

Item 6.  Exhibits

Exhibit No.       Description

31.1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of principal financial officer
32.1     Certification of Chief Executive Officer Pursuant Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Techlabs, Inc.

                                        By: /s/ Jayme Dorrough
                                            ------------------
                                            Jayme Dorrough, President

Dated: November 19, 2004