Form 10KSB
period 2004-12-31
TECHLABS INC
filed 2005-04-21
CIK 1082530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______

                        Commission file number 000-26233

                                 TECHLABS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


               Florida                                  65-0843965
   ---------------------------------        ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)


         8905 Kingston Pike
         Suite 307
         Knoxville, Tennessee                                   37923
         ----------------------------------------             ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $30,718 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Techlabs's common stock on April 8, 2005 is approximately $230,060.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 8, 2005, 725,964 shares of common stock are issued and outstanding.

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



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         We generate our revenues from fees earned by us from the rental of our Starting Point.com email list, and from fees paid directly by customers of our Florida Fountain of Youth Spa, an anti-aging day spa located in Stuart, Florida, which began operations in November 2004.


STARTING POINT.COM

         The Starting Point.com email list is derived from opt-ins to our Starting Point web site located at www.stpt.com. This web site was designed to offer a variety of web searching tools. Users can also perform targeted searches utilizing Starting Point.com's database of directories and web sites that include 13 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having its own easy-to-use, organized format. Starting Point was previously managed for us by a third party.

         For the year ended December 31, 2003 our sole customer was ResponseBase, a third party direct marketing company. In 2003 we advised by ResponseBase that they were exiting that segment of their business. As a result, in 2004 we had no customers for our Starting Point.com email list and did not generate any revenue from this line of business. We are therefore continuing to seek a replacement for ResponseBase.

         In addition to our Starting Point web site property, we also own Interplanner.com and InternetChic Marketing. Neither of these web site properties is generating revenues at this time. Interplanner.com was designed as a free online calendar and personal information management (PIM) service that offered a comprehensive set of features, including a personal calendar, group calendars, contact lists, appointment entry and tracking, and task lists, as well as a variety of content. Interplanner's original source code and documentation was developed for us by a third party. We own all intellectual property rights associated with Interplanner. InternetChic Marketing was a business-to-business marketing solution provider focused on developing and implementing Internet marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies.

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

GOVERNMENT REGULATION

         We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover user privacy, email distribution, data protection, content, copyrights, and consumer protection. It is not clear how existing laws governing issues such as personal privacy apply to the Internet and eCommerce. Unfavorable resolution of these issues may harm our business.

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

SIREN FOUNTAIN OF YOUTH SPA

         In November 2004, we opened the Florida Fountain of Youth Spa, a 3,000-s.f. anti-aging day spa located on the St. Lucie River in Stuart, Florida. Our facility offers, on a day-use basis, hormone replacement therapies, electro-magnetic therapy, and sexual enhancement therapies under medical supervision. Additionally, the center's facility has a complete cosmetic and therapeutic day spa specializing in body wraps and facials, with plans to add massage therapy and manicure and pedicure. In addition to the aforementioned spa treatments and services, the facility also sells a variety of over-the-counter diet supplements and vitamins, as well as skin care products, including the Skin Fitness line of products.

COMPETITION

         We compete with a significant number of competitors in the day spa business segment in the South Florida marketplace, including several located within close proximity to the Stuart, Florida area. Such locations include stand-alone day spas, as well as day spas located within health, beauty and fitness facilities, and within resorts and hotels. This business segment is becoming highly competitive with other local facilities offering substantially all, if not a greater number of the treatments and services that are offered at our facility. Given that our facility is relatively new in the marketplace, many of our current and potential competitors may have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Because of our small size and status as a recent start-up, we cannot assure you that we will ever compete effectively in our market segment.

EMPLOYEES

         As of December 31, 2004 we had one part-time employee, Jayme Dorrough our sole officer and director. As of December 31, 2004, our day spa operation had 3 full-time employees.

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


PENDING NAME CHANGE

         On July 28, 2004 Techlabs issued a press release stating its Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during 2005.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE DO NOT ANTICIPATE THAT WE WILL REPORT A PROFIT IN THE FORESEEABLE FUTURE.

         For the year ended December 31, 2004, we reported a net loss of $438,429 and at December 31, 2004 we had an accumulated deficit of $8,426,831. Though for the first nine months of fiscal 2004 we had no revenues, subsequent to September 30, 2004 we expanded our operations to include day spa services, resulting in total revenues for fiscal 2004 of $30,718. While a significant portion of our accumulated losses from inception through September 30, 2004 are non-cash, we have never generated sufficient revenues to offset our operating costs. We are dependent upon our recently commenced day spa operations for our revenues and to provide sufficient working capital. These operations are subject to all the risks inherent in a new business and we are unable to predict if these operations will generate sufficient revenue to meet our operating expenses in future periods. Our principal stockholder has historically advanced certain funds to us to pay our expenses, and we believe that it will continue to pay these expenses for us until such time as we are able to generate sufficient revenues from our own operations. As a result of the uncertainty surrounding our revenues in the near future, you should not purchase shares of our common stock based upon our historical operations or financial results.

THE DAY SPA MARKET SEGMENT IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We believe the day spa market segment is highly competitive and at times changes rapidly due to consumer preferences and industry trends. We compete primarily with local companies, some of whom have significantly greater resources than we have.

CONSUMERS MAY REDUCE DISCRETIONARY PURCHASES OF OUR SPA TREATMENTS AND SERVICES AS A RESULT OF A GENERAL ECONOMIC DOWNTURN.

         We believe that consumer spending on day-spa treatments and services is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, or in the event of terrorism or diseases affecting customers purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our day-spa, which may, in turn, result in reduced net sales of over-the counter products to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, prospects, results of operations and financial condition.


WE DEPEND ON THIRD PARTIES FOR THE MANUFACTURE AND DELIVERY OF PRODUCTS SOLD AT OUR DAY SPA.

         We do not own or operate any significant manufacturing facilities with respect to over-the counter diet supplements and vitamins or skin care products. We currently obtain these products from a limited number of manufacturers and other suppliers. If we were to experience delays in the delivery of the products or if these suppliers were unable to supply product, our customer relationships, revenues and earnings could suffer.

WE DEPEND ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL AT OUR DAY SPAS.

         We believe the success of our day spa businesses also depends on our ability to hire and retain the services of qualified personnel. We cannot assure you that a sufficient number of highly qualified personnel will be available to us.

OUR DAY SPA BUSINESS OPERATIONS MAY BE SUBJECT TO APPLICABLE LOCAL AND STATE REGULATIONS, INCLUDING LICENSING OF CERTAIN PERSONNEL.

         Our day spa operations may be subject to applicable regulations in the locations where such operations are conducted. These regulations could adversely affect our ability to sell, or could increase the cost of, our services and products. Among other things, local and state licensing requirements for certain personnel could impede our ability to provide certain services.

PRODUCT LIABILITY AND OTHER POTENTIAL CLAIMS COULD ADVERSELY AFFECT US.

         The nature and use of our day spa products and services could give rise to product liability or other claims if a customer were injured while receiving one of our services or suffered adverse reactions following the use of our products. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. If any of these events occurred, we could incur substantial litigation expense, receive adverse publicity and suffer a loss of sales, and, therefore, our business, results of operations and financial condition could be materially, adversely

WE ARE DEPENDENT UPON OUR PRINCIPAL STOCKHOLDER FOR INTERIM CAPITAL.

         We have no working capital with which to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Our principal stockholder has agreed to advance any funds necessary to insure that we are able to meet our reporting obligations under the Securities Exchange Act of 1934. However, Yucatan has not agreed in writing to provide these funds and can only do so to the extent that it has available funds. No commitments to provide additional funds have been made by other stockholders or third parties. Accordingly, there can be no assurances that any funds will be available to us to allow it to cover our expenses. If we were unable to continue to meet our reporting requirements under the Securities Exchange Act of 1934, our common stock would be delisted from the OTCBB and there would be no market for our securities.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         We will be required to raise additional working capital to fund the operations of our day spa business. It has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2005 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. Depending upon the financial condition of our ultimate merger or business combination partner, the lack of sufficient working capital could materially and adversely affect any revenues we may be able to generate in future periods.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED.

         The market for our common stock is extremely limited, and we do not anticipate that it there will be any increased liquidity in our common stock until such time as we consummate a merger or business combination. Even if we are successful in completing such a transaction, there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

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

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The business and operations of our Siren Fountain of Youth Spa are conducted from a 3,033 square foot facility located in Stuart Florida, under a lease agreement expiring on April 30, 2006, which has current base rent of $39,429 per annum.

ITEM 3.  LEGAL PROCEEDINGS.

         In July 2004 Techlabs was named as a defendant in the matter Donald Kurth, Rosaly Kurth and Kristine Kurth v. Feingold & Kam, LLC, Feingold & Kam, David Feingold et al, filed in the Circuit Court for the 15th District in and for Palm Beach County, Florida. The portion of the suit which relates to Techlabs involves the purported actions by the unaffiliated third parties in the October 1999 private sales of shares of Techlabs in transactions in which Techlabs was neither a party nor received any proceeds therefrom. The plaintiffs are alleging that the shares of Techlabs' stock which were the subject of these purported private sales failed to bear the appropriate restrictive legends as required under the Securities Act of 1933, and the plaintiff's are further alleging conversion and civil theft against David Feingold and Feingold & Kam. Techlabs' does not believe that it violated any provisions of the Securities Act of 1933 as it relates to the shares of its common stock which are the subject of this complaint and is seeking to have Techlabs' dismissed as a defendant. During the fourth quarter of fiscal 2004, the suit was dismissed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions of matters to security holders in the period ended December 31, 2004.


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

                                                   High          Low
FISCAL 2003

First Quarter ended March 31, 2003 .............   $0.59        $0.51
Second Quarter ended June 30, 2003 .............   $2.75        $0.51
Third Quarter ended September 30, 2003 .........   $4.15        $2.75
Fourth Quarter ended December 31, 2003 .........   $3.75        $1.30

FISCAL 2004

First Quarter ended March 31, 2004 .............   $3.75        $1.01
Second Quarter ended June 30, 2004 .............   $3.60        $1.25
Third Quarter ended September 30, 2004 .........   $4.20        $1.50
Fourth Quarter ended December 31, 2004 .........   $1.95        $0.75


         On April 8, 2005 the last sale price of our common stock as reported on the OTCBB was $0.60. As of April 8, 2005 there were approximately 35 record owners of our common stock.


DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1999 Stock Incentive Plan and any compensation plans not previously approved by our stockholders as of December 31, 2004.


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

Equity compensation plans
not approved by stockholders       none          none             none


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         We reported revenues of $30,718 and $14,969 for the fiscal years 2004 and 2003, respectively, and net income (loss) of $(438,429) and $132,586 for those respective periods. Revenues in fiscal 2004 represent fees paid by customers of our day spa operations, while revenues in fiscal 2003 represented fees earned by us from the rental of our StartingPoint.com email list to ResponseBase, a third party direct marketing company. ResponseBase was our sole source of revenues during fiscal 2003 and we were materially reliant on revenues from this customer. Subsequent to fiscal 2003 ResponseBase exited that segment of their business and consequently we did not generate any revenues from the rental of our email list during fiscal 2004. We continue to source replacements for ResponseBase.

         Cost of goods sold in fiscal 2004 totaled $41,874, resulting in gross margin (loss) of ($11,156), as compared to cost of goods sold in fiscal 2003 of $0 and a resulting gross margin of $14,969.

         Selling, general and administrative expenses increased to $59,749 in fiscal 2004, from $14,275 in fiscal 2003 primarily as a result of costs associated with the opening of our day spa operations. For fiscal 2004 and 2003 we also recorded depreciation and amortization of $70,404 and $125,543, respectively. For fiscal 2003 we recognized an impairment of $32,000 on the value of certain intangible assets which represent the opt-in email list we market, and an impairment of fixed assets of $55,904, which represented fixed assets related to our Interplanner.com website.

         Total operating expenses in fiscal 2004 also includes a non-cash stock compensation expense of $293,000, representing the value of common stock issued as compensation to our President (as described elsewhere herein) as well as the value of common stock issued as compensation consulting services. There was no comparable expense recorded for fiscal 2003.

         Other income (expense) for fiscal 2004 and 2003 was ($4,120) and $345,339, respectively, which amount for fiscal 2004 represented interest expense, and for fiscal 2003 represents a one-time gain on foregiveness of indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had a working capital deficit of $133,013 as compared to a deficit of $37,015 at December 31, 2003. Net cash used by operating activities was $69,663 for fiscal 2004, as compared to net cash provided by operating activities of $23,383 for fiscal 2003. This change is primarily attributable a stock compensation expense of $293,000 recorded in fiscal 2004, for which there was no comparable expense in fiscal 2003, as compared to a one-time gain of $345,339 on forgiveness of indebtedness in fiscal 2003, for which there was no comparable gain in fiscal 2004. Net cash used in investing activities in fiscal 2004 was $25,093, as compared to $0 during fiscal 2003. Net cash provided by financing activities in fiscal 2004 was $94,500, compared to net cash used in financing activities in fiscal 2003 of $23,141.

         We have an accumulated deficit of $8,426,831 at December 31, 2004, and the report from of our independent auditor on our audited financial statements at December 31, 2004 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

         Allowances for refunds and product returns. We may grant our customers the right to return products which they do not find satisfactory. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

         Provisions for inventory obsolescence. We may need to record a provision for estimated obsolescence of inventory. Our estimates would consider the cost of inventory, the estimated market value and our historical experience. If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

         This statement was adopted effective January 1, 2004. The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

OBLIGATIONS AND COMMITMENTS

         The following table reflects our obligation to make future payments under contractual obligations and other commercial commitments as of December 31, 2004. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.

                 Payments Due By Period as of December 31, 2004
                 ----------------------------------------------

                                                   Less Than
                       Total          1 Year       1-3 Years       4-5 Years
  ----------------------------------------------------------------------------

  Facility lease     $137,121         $58,766       $78,355            $0

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

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                    Age            Position
              ----                    ---            --------
         Jayme Dorrough               36             Director, President
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

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

Audit Committee Financial Expert

         The Board has determined that Mrs. Dorrough is not an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934.

Director Independence

         The Board has determined that Mrs. Dorrough is not independent within the NASDAQ Stock Market's director independence rules.


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

                                       Annual                                  Long-Term
                                    Compensation                              Compensation
                        ---------------------------------------   --------------------------------------
                                                                  Restricted   Securities
                                                   Other Annual     Stock      Underlying       All
 Name and Principal     Fiscal   Salary    Bonus   Compensation     Awards      Options        Other
 Position                Year      ($)      ($)        ($)            ($)        SAR (#)    Compensation
 -------------------------------------------------------------------------------------------------------
 Jayme Dorrough          2004    $15,000    $0       $168,000         $0            0           $0
 President and           2003    $12,000    $0       $0               $0            0           $0
 Director (1)


(1) Mrs. Dorrough has served as our president since February 2002. Mrs. Dorrough is not a party to an employment agreement with us. While we do not pay Mrs. Dorrough a salary, we have recognized an expense of $12,000 for the year ended December 31, 2003, and $15,000 for the year ended December 31, 2004, which we believe equals the fair value of her services during this period. This compensation has been treated as imputed compensation. In September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

STOCK OPTIONS

         There were no stock options or stock appreciated rights granted to the named executive officers in the fiscal year ended December 31, 2004.

         There were no stock options exercised by the named executive officers during the fiscal year ended December 31, 2004. There were no stock options or stock appreciation rights held or exercised by the named executive officers during the fiscal year ended December 31, 2004.

DIRECTOR COMPENSATION

         We do not pay directors for attending meeting of the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of April 11, 2005, there were 725,964 of our common stock, 12,500,000 shares of our Class A Special Preferred Stock and 225,000 shares of our Class C Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, each share of Class A Special Preferred Stock is entitled to three votes and each share of Class C Preferred Stock is entitled to 150 votes on all matters submitted to our shareholders for a vote, and all three classes of these securities vote together as one class. The following table contains information regarding beneficial ownership of our common stock as of April 11, 2005 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,

         *  our directors,

         *  named executive officers, and

         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from March 31, 2005 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 8905 Kingston Pike, Suite 307, Knoxville, Tennessee 37923. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

 Name of                     Amount and Nature of  Percentage    Percentage of
 Beneficial Owner            Beneficial Ownership   of Class   Voting Control(1)
 ----------------            --------------------  ----------  -----------------

 Common Stock
 ------------
 Jayme Dorrough (2) ............    342,530           47.2%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......    342,530           47.2%         82.4%
 Yucatan Holding Company (2) ...    342,530           47.2%         82.4%

 Class A Special Preferred Stock
 -------------------------------
 Jayme Dorrough (2) ............  8,330,000           66.6%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......  8,330,000           66.6%         82.4%
 Thomas J. Taule (3) ...........  4,170,000           33.3%          5.8%
 Yucatan Holding Company (2) ...  8,330,000           66.6%         82.4%

 Class C Preferred Stock (4)
 ---------------------------
 Jayme Dorrough (2) ............    225,000            100%         82.4%
 All executive officers
   and directors as a
   group (one person)(2) .......    225,000            100%         82.4%
 Yucatan Holding Company (2) ...    225,000            100%         82.4%
_________

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

(2) Mrs. Dorrough, our sole officer and director, is the sole officer and director of Yucatan Holding Company. All shares owned beneficially by Mrs. Dorrough are owned of record by Yucatan Holding Company. The 342,530 shares of common stock, 8,330,000 shares of Class A Special Preferred Stock (which is entitled to 24,990,000 votes) and 225,000 shares of Class C Preferred Stock (which is equal to 33,750,000 votes) are aggregated together in determining the Percent of Voting Control held by Mrs. Dorrough through Yucatan Holding Company.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Jayme Dorrough, the Company's sole officer and director and the principal of Yucatan Holding Company, Inc. In September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

         At December 31, 2004, we owed Yucatan Holding Company $27,410, net of repayments. This amount will be paid by the Company working capital permits

         During the nine months ended September 30, 2004 a third party loaned us under an oral agreement $6,500 on a non-interest bearing, on demand basis.

         During the year ended December 31, 2004, the president of Florida Fountain of Youth Spa loaned us under an oral agreement $69,631 on a non-interest bearing, on demand basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3(i)(a)  Articles of Incorporation (1)
    3(i)(b)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(c)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(d)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(e)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(f)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(g)  Articles of Amendment to the Articles of Incorporation (2)
    3(ii)    Bylaws (1) 10 1999 Stock Incentive Plan (3)
    14       Code of Ethics (7)
    16.1     Letter from Dempsey Vantrease & Follis PLLC regarding change in certifying accountants (6)
    21       Subsidiaries of the registrant
    31.1     Rule 13a-14a/5d-14(a) Certificate of Chief Executive and Financial
             Officer
    32.1     Section 1350 Certificate of Chief Executive and Financial Officer

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

     (7) Incorporated by reference to the registrant's Report on Form 10-KSB as filed with the SEC on April 22, 2004.


(b) Reports on 8-K

     (1) Incorporated by reference to the registrant's Report on Form 8-K, file number 000-26233, as filed with the SEC on December 7, 2004

     (2) Incorporated by reference to the registrant's Report on Form 8-K, file number 000-26233, as filed with the SEC on February 22, 2005

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company audited the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

         Fees related to services performed by such firms in fiscal 2004 and 2003 were as follows:

                                      2004        2003
                                      ----        ----

         Audit Fees (1)             $ 7,640     $ 3,500
         Audit-Related Fees               0           0
         Tax Fees (2)                     0           0
         All Other Fees                   0           0
         -----------------------------------------------

         Total                      $ 7,640      $3,500

         (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

         (2) Tax fees principally included tax advice, tax planning and tax return preparation.

         The Board of Directors has reviewed and discussed with the Company's management and Webb & Company the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2004 fiscal year. The Board has also discussed with Webb & Company the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

         The Board has received and reviewed the written disclosures and the letter from Webb and Company required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Webb and Company its independence from the Company.

         The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

Audit Committee's Pre-Approval Policies

         The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

         The Board pre-approved all of Webb and Company's fees described above.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.


Dated: April 21, 2005                   Techlabs, Inc.

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

      SIGNATURE                      TITLE                        DATE

 /s/ Jayme Dorrough            Director, President            April 21, 2005
 ------------------            and Secretary
 Jayme Dorrough

                                 TECHLABS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------


Report of Independedent Registered Public Accounting Firm.................F-2


Consolidated Balance Sheet -
         December 31, 2004................................................F-3


Consolidated Statements of Operations -
         For the Years Ended December 31, 2004 and 2003...................F-4


Statements of Changes in Stockholders' Deficiency -
         For the Years Ended December 31, 2004 and 2003...................F-5


Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2004 and 2003...................F-6


Notes to Consolidated Financial Statements................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  Techlabs, Inc.

We have audited the accompanying consolidated balance sheets of Techlabs, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations changes in stockholders' deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Techlabs, Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $438,429, a working capital deficiency of $133,013, has an accumulated deficit of $8,426,831, a stockholders' deficiency of $108,546 and used cash in operations of $69,663. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 20, 2005

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2004


ASSETS
Current Asset
  Cash and cash equivalents .....................................   $         -
                                                                    -----------

    Total current assets ........................................             -

  Property, Plant & equipment, net ..............................        20,406

Other Assets
  Security deposits .............................................         4,061
                                                                    -----------

                                                                    $    24,467
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Bank overdraft ................................................   $     2,699
  Accounts payable & accrued expenses ...........................        26,773
  Advances from related party ...................................        69,631
  Due to stockholders ...........................................        27,410
  Loan - related party ..........................................         6,500
                                                                    -----------

    Total Current Liabilities ...................................       133,013

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special Preferred
    issued and outstanding ......................................        12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding ................             -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 225,000 shares Class C Preferred issued and
    outstanding .................................................           225
  Common stock, $.001 par value; 200,000,000 shares
     authorized, 652,964 issued and outstanding .................           653
  Additional paid-in capital ....................................     8,304,907
  Accumulated deficit ...........................................    (8,426,831)
                                                                    -----------

    Total Stockholders' Deficiency ..............................      (108,546)
                                                                    -----------

                                                                    $    24,467
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the years ended December 31, 2004 and 2003


                                                            2004         2003
                                                         ---------    ---------

Revenues .............................................   $  30,718    $  14,969

Cost of sales ........................................      41,874            -
                                                         ---------    ---------

  Gross profit .......................................     (11,156)      14,969

Operating expenses
  General and administrative .........................      59,749       14,275
  Depreciation & amortization ........................      70,404      125,543
  Impairment of intangible assets ....................           -       32,000
  Impairment of fixed assets .........................           -       55,904
  Stock compensation .................................     293,000            -
                                                         ---------    ---------

Total operating expenses .............................     423,153      227,722
                                                         ---------    ---------

Operating loss .......................................    (434,309)    (212,753)

Other expense
  Interest expense ...................................       4,120            -
  Gain on forgiveness of indebtedness ................           -      345,339
                                                         ---------    ---------

Net (loss) income ....................................   $(438,429)   $ 132,586
                                                         =========    =========

Earnings per share:
  Basic and diluted (loss) income per common share ...   $   (0.77)   $    0.27

Basic weighted average
  shares outstanding .................................     571,813      492,964
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                               Techlabs, Inc. and Subsidiaries
                                      Statements of Changes in Stockholders' Deficiency
                                       For the Years Ending December 31, 2004 and 2003

                                       Preferred Stock                    Common Stock
                   ----------------------------------------------------  ---------------
                          Class A          Class B           Class C                      Additional
                   -------------------  --------------  ---------------  ---------------   Paid-In    Accumulated
                     Shares     Amount  Shares  Amount  Shares   Amount  Shares   Amount   Capital      Deficit      Total
                   ----------  -------  ------  ------  -------  ------  -------  ------  ----------  -----------  ---------
Balance,
January 1, 2003 .  12,500,000  $12,500       -  $    -  225,000  $  225  492,964  $  493  $7,983,947  $(8,120,988) $(123,823)

Capital
contribution of
accrued salary ..           -        -       -       -        -       -        -       -      12,000            -     12,000

Imputed salary ..           -        -       -       -        -       -        -       -      12,000            -     12,000

Net income ......           -        -       -       -        -       -        -       -           -      132,586    132,586
                   ----------  -------  ------  ------  -------  ------  -------  ------  ----------  -----------  ---------

Balance,
December 31, 2003  12,500,000   12,500       0       0  225,000     225  492,964     493   8,007,947   (7,988,402)    32,763

In kind
contribution of
interest expense            -        -       -       -        -       -        -       -       4,120            -      4,120

Shares issued to
consultants -
related party....           -        -       -       -        -       -  100,000     100     124,900            -    125,000

Shares issued to
officer .........           -        -       -       -        -       -   60,000      60     167,940            -    168,000

Net loss ........           -        -       -       -        -       -        -       -           -     (438,429)  (438,429)
                   ----------  -------  ------  ------  -------  ------  -------  ------  ----------  -----------  ---------

Balance,
December 31, 2004  12,500,000  $12,500       0  $    0  225,000  $  225  652,964  $  653  $8,304,907  $(8,426,831) $(108,546)
                   ==========  =======  ======  ======  =======  ======  =======  ======  ==========  ===========  =========

                          The accompanying notes are an integral part of these financial statements

                                                             F-5

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2004 and 2003

                                                             2004        2003
                                                          ---------   ---------
Operating Activities:
  Net (loss) income ....................................  $(438,429)  $ 132,586
  Adjustments to reconcile net (loss) income to
  net cash provoded by (used in) operating activities:
   Depreciation and amortization .......................     70,404     125,543
   Stock compensation ..................................    293,000           -
   In kind interest expense ............................      4,120           -
   Imputed salary ......................................          -      12,000
   Loss on impairment of fixed asset ...................          -      87,904
   Gain on foregiveness of indebtness ..................          -    (345,339)
   Changes in operating assets and liabilities:
    Increase in accounts receivable ....................        966       8,463
    Increase in accounts payable .......................        276       2,226
                                                          ---------   ---------

     Net Cash (Used in) Provided by Operating Activities    (69,663)     23,383
                                                          ---------   ---------

Investing Activities:
  Deposits .............................................     (4,061)          -
  Purchase of property and equipment ...................    (21,032)          -
                                                          ---------   ---------

     Net Cash (Used in) Provided by Investing Activities    (25,093)          -
                                                          ---------   ---------

Financing Activities:
  Bank overdraft .......................................      2,699           -
  Advance from stockholder .............................     15,670           -
  Proceeds from demand notes ...........................     69,631           -
  Advance from related party ...........................      6,500           -
  Repayment on advances from stockholders ..............          -     (23,141)
                                                          ---------   ---------

     Net Cash Provided by (Used in) Financing Activities     94,500     (23,141)
                                                          ---------   ---------

(Decrease) increase in Cash and Cash Equivalents .......       (256)        242

Cash, beginning of period ..............................        256          14
                                                          ---------   ---------

Cash, end of period ....................................  $       -   $     256
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 the Company abandoned this business due to excessive competition and changed its name to Techlabs, Inc. Prior to January 2004, the Company generated revenues through the rental of its list of targeted, opt-in email addresses which were generated from their website. During November 2004, the Company formed and opened Florida Fountain of Youth Spas, Inc. Florida Fountain of Youth Spa is a full service spa located in South Florida.

(B) Basis of Consolidation

The accompanying consolidated financial statements for fiscal 2004 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas from inception November 2004 to December 31, 2004. During 2004, Starting Point.com, Inc. and Interplanner.com were disolved. The consolidated financial statements for 2003 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

(E) Concentration of Credit Risk

Revenue from one customer represented 100% of the Company's consolidated revenue for the year ended December 31, 2003. In 2004, the Company did not rely on any one significant customer for more than 10% of its revenues.

(F) Revenue Recognition

Prior to January 2004, the Company's revenue was derived from rentals of its opt-in email lists to third party list management companies. Revenue from email lists is recognized when billed by the company that manages the list, and is recognized on a net basis in that the Company does not act as the principal in the transaction and the amount the Company earns is fixed. The Company has not had any revenue from rentals of its opt-in email lists since 2003. The Company is currently seeking a third party management company to manage its list.

Revenue from Florida Fountain of Youth Spas is recognized upon delivery of is currently seeking a third party management company to manage its list. Revenue from Florida Fountain of Youth Spas is recognized upon delivery of services. The Company does not offer gift certificates nor does it sale spa packages.

(G) Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete inventory is made based on management's analysis of inventory levels.

(H) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

(I) Web Site Development Costs

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At December 31, 2004, all capitalized web site development costs had been fully amortized and or impaired.

(J) Intangibles

Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.

(K) Long-Lived Assets

Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinite lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life applied.

(L) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(M) Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and loans from stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(N) Income Taxes

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of December 31, 2004 and 2003, the Company did not have any outstanding common stock equivalents.

(P) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

(Q) Stock-Based Compensation

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

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $1,395 and $0 for the years ended December 31, 2004 and 2003, respectively.

(S) New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

This statement was adopted effective January 1, 2004. The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $438,429, a working capital deficiency of $133,013, an accumulated deficit of $8,426,831, a stockholders' deficiency of $108,546 and used cash in operations of $69,663. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

NOTE 3   INVENTORY

Inventory consisted of the following at December 31, 2004:


         Inventory of vitamins and supplements .......       $   9,272
         Reserve for impaired inventory ..............          (9,272)
                                                             ---------
                                                             $       -
                                                             =========

It is the Company's intention as new products come in fiscal 2005 to scrap and or giveaway products as promotions and has thus recorded an impairment charge of $9,272 during the year ended December 31, 2004, which is included in cost of sales.

NOTE 4   PROPERTY AND EQUIPMENT

Included in property, plant & equipment at December 31, 2004 are:

         Hardware & computer equipment ...............       $ 223,618
         Furniture & fixtures ........................           5,213
         Leasehold improvements ......................             848
         Spa Equipment ...............................          14,971
         Less reserve for impairment .................         (55,904)
                                                             ---------
                                                               188,746
         Less: accumulated depreciation ..............        (168,340)
                                                             ---------
                                                             $  20,406
                                                             =========

Depreciation expense was $626 and $0 for the years ended December 31, 2004 and 2003, respectively. Amortization of intangibles was $69,778 and $125,543 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003 the Company determined that certain recorded property, equipment and intangible assets were impaired, resulting in an impairment loss of $55,904, which is included in selling, general and administrative expenses.

The Hardware & computer equipment, reflected above is not currently in use by the Company. The net book value of the equipment is $0 at December 31, 2004 and 2003.

NOTE 5   RELATED PARTY TRANSACTIONS

From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Jayme Dorrough, the Company's sole officer and director and the principal of Yucatan Holding Company, Inc. In September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company. While the Company does not pay Mrs. Dorrough a salary, it has recognized an expense of $12,000 for the year ended December 31, 2003 which it believes equals the fair value of her services during these periods. This compensation has been treated as imputed compensation.

At December 31, 2004, the Company owed Yucatan Holding Company $27,410, net of repayments. This amount will be paid by the Company when working capital permits

During the year ended December 31, 2004 a third party loaned us under an oral agreement $6,500 on a non-interest bearing, unsecured, due on demand basis.

During the year ended December 31, 2004, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $69,631 to the Company under an oral agreement. These advances are non-interest bearing, unsecured, and due on a demand basis.

In conjunction with the advances and or loans noted above, the Company recorded an in kind contribution of interest totaling $4,120, representing interest at 8% on the advances, during the year ended December 31, 2004

NOTE 6   GAINS ON FORGIVENESS OF INDEBTEDNESS

During the fiscal year ended December 31, 2003 the Company adjusted certain liabilities as set forth below which had been reflected on the Company's balance sheet at January 1, 2003. These one-time extinguishments resulted in a gain of $345,339 as reflected on the Company's Consolidated Statements of Operations for the fiscal year ended December 31, 2003.

                                        Liability
                                         at 2002        Adjustment        Gain
                                        ---------       ----------      --------
Accounts payable and
 accrued expenses ................      $ 329,491       $(255,339)      $255,339
Due from stockholders ............      $ (90,000)      $  90,000       $ 90,000
                                        ---------       ---------       --------
                                                                        $345,339
                                                                        ========

NOTE 7   COMMITMENTS AND CONTIGINCIES

OPERATING LEASE

The Company leases office and retail spa space under an operating lease that expires in April 2006. The lease calls for monthly rental of $4,897. In addition, the lease requires monthly contributions to common area maintenance. Rental expense under the operating leases for the years ended December 31, 2004 and 2003, was approximately $19,063 and $0, respectively.

Approximate minimum future lease payments under this operating lease at December 31, 2004, are as follows:

                  2005 .............        $58,766
                  2006 .............         19,589
                                            -------
                                            $78,355
                                            =======

LITIGATION

In July 2004 Techlabs was named as a defendant in the matter Donald Kurth, Rosaly Kurth and Kristine Kurth v. Feingold & Kam, LLC, Feingold & Kam, David Feingold et al, filed in the Circuit Court for the 15th District in and for Palm Beach County, Florida. The portion of the suit which relates to Techlabs involves the purported actions by the unaffiliated third parties in the October 1999 private sales of shares of Techlabs in transactions in which Techlabs was neither a party nor received any proceeds therefrom. The plaintiffs are alleging that the shares of Techlabs' stock which were the subject of these purported private sales failed to bear the appropriate restrictive legends as required under the Securities Act of 1933, and the plaintiff's are further alleging conversion and civil theft against David Feingold and Feingold & Kam. Techlabs' does not believe that it violated any provisions of the Securities Act of 1933 as it relates to the shares of its common stock which are the subject of this complaint and is seeking to have Techlabs' dismissed as a defendant. During the fourth quarter of fiscal 2004, the suit was dismissed.

On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleges a breach of contract by Addante and Associates and it is seeking $500,000 in damages. The Company believes this litigation to be meritorious and is pursuing its claims vigorously.

NOTE 8   CAPITAL STOCK

The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 652,964 and 492,964 shares were issued and outstanding at December 31, 2004 and 2003, respectively.

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

         c. 25,000,000 shares of special preferred stock, par value $.001 per share, of which 12,500,000 shares have been designated Special Class A Preferred Stock, all of which are outstanding. Of these shares, 8,330,000 shares are held by the Company's principal shareholder, Yucatan Holding Company, and the remaining 4,170,000 shares are held by Thomas J. Taule, the Company's former CEO and member of its board of directors. The designations, rights and preferences of the Special Class A Preferred Stock provide:

         * the holders are not entitled to receive any assets in the event of the liquidation or wrap of the Company;

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

During the year ended December 31, 2004, the Company issued 60,000 shares of restricted common stock to the Company's president having a fair value of $168,000 on the date of grant and 100,000 shares of restricted common stock to a related party for services having a fair value of $125,000 on the date of grant.

NOTE 9   STOCK INCENTIVE PLAN

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

Initially the maximum number of shares of common stock issuable upon the exercise of restricted stock awards or stock options granted under the Plan was 1,500,000 shares. This amount is subject to increase on January 1 of each year beginning on January 1, 2000 by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of December 31, 2004 the maximum number of shares of the Company's common stock available for issuance upon grants of restricted stock awards or stock options was 1,977,024 shares. To date, the Company has granted restricted stock awards or stock options which have been exercised for an aggregate of 1,521,662 shares of our common stock. Accordingly, the Company currently has 455,362 shares available under the Plan.

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

There were no issues under the plan during 2004 and 2003.

NOTE 10  INCOME TAXES

As of December 31, 2004 and 2003, the Company had net operating loss ("NOL") carryforwards of approximately $5,005,700 and $4,880,500, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2021 through 2024. The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset deferred tax assets of approximately $1,325,000 and $1,660,000 as of December 31, 2004 and 2003,
respectively, by an equivalent valuation allowance as of December 31, 2004 and 2003.

NOTE 11  SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the second quarter of fiscal 2005.

In January 2005, the Company issued 60,000 shares of restricted common stock to a related party for services having a fair value of $63,000 on the date of grant.