Form 10QSB
period 2005-03-31
TECHLABS INC
filed 2005-05-23
CIK 1082530

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 724,964 shares of common stock as of May 1, 2005.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended March 31, 2005

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

         When used in this quarterly report, the terms "Techlabs" "we," and "us" refers to Techlabs, inc., a Florida corporation, and its subsidiaries.

                                     INDEX

Part I.  Financial Information


Item 1.  Financial Statements


         Condensed Consolidated Balance Sheet at March 31, 2005 (unaudited)....1


         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004 (unaudited)................2


         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)................3


         Notes to Condensed Consolidated Financial Statements (unaudited) .....4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................8


Item 3.  Controls and Procedures...............................................9


Part II. Other Information....................................................10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (unaudited)

ASSETS
Current Asset
   Cash and cash equivalents .....................................  $         -
                                                                    -----------

      Total current assets .......................................            -

   Property, Plant & equipment, net ..............................       19,579

Other Assets
   Security deposits .............................................        4,061
                                                                    -----------

                                                                    $    23,640
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Bank overdraft ................................................  $     3,718
   Accounts payable & accrued expenses ...........................       29,759
   Advances from related party ...................................       90,415
   Due to stockholders ...........................................        3,125
   Convertible note payable - related party ......................       30,000
   Loan - related party ..........................................        6,500
                                                                    -----------

      Total Current Liabilities ..................................      163,517

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value;
      25,000,000 shares authorized; 12,500,000 shares
      Class A Special Preferred issued and outstanding ...........       12,500
   Preferred stock, $.001 par value; 10,000,000 shares
      Class B authorized; no shares issued and outstanding .......            -
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
      225,000 shares Class C Preferred issued and outstanding ....          225
   Common stock, $.001 par value; 200,000,000 shares authorized,
      712,964 issued and outstanding .............................          713
   Additional paid-in capital ....................................    8,367,847
   Deferred compensation .........................................      (36,750)
   Accumulated deficit ...........................................   (8,484,412)
                                                                    -----------

      Total Stockholders' Deficiency .............................     (139,877)
                                                                    -----------

                                                                    $    23,640
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 2005 and 2004
                                   (unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                           2005          2004
                                                        ---------     ---------

Revenues ...........................................    $  90,347     $       -

Cost of sales ......................................       67,129             -
                                                        ---------     ---------

   Gross profit ....................................       23,218             -

Operating expenses
   General and administrative ......................       52,204        13,049
   Depreciation & amortization .....................          827        17,444
   Amortization of deferred compensation ...........       26,250             -
                                                        ---------     ---------

Total operating expenses ...........................       79,281        30,493
                                                        ---------     ---------

Operating loss .....................................      (56,063)      (30,493)

Other expense
   Interest expense ................................        1,518             -
   Gain on forgiveness of indebtedness .............            -             -
                                                        ---------     ---------

Net (loss) .........................................    $ (57,581)    $ (30,493)
                                                        =========     =========

Loss per share:
   Basic and diluted (loss) per common share .......    $   (0.08)    $   (0.06)
                                                        =========     =========

Basic and diluted weighted average
   shares outstanding ..............................      701,503       492,964
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2005 and 2004
                                   (unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                             2005        2004
                                                           --------    --------
Operating Activities:
   Net (loss) ..........................................   $(57,581)   $(30,493)
   Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Depreciation and amortization ....................        827      17,444
      Amortization of deferred compensation ............     26,250           -
      Changes in operating assets and liabilities:
         Decrease in accounts payable ..................      2,986       9,259
                                                           --------    --------

            Net Cash (Used in) Operating Activities ....    (27,518)     (3,790)
                                                           --------    --------

Investing Activities:
   Purchase of property and equipment ..................          -           -
                                                           --------    --------

Financing Activities:
   Bank overdraft ......................................      1,019           -
   Advance from stockholder ............................    (24,285)          -
   Proceeds from note payable ..........................     30,000           -
   Proceeds from demand notes ..........................     20,784           -
   Advance from related party ..........................          -       6,500
   Repayment on advances from stockholders .............          -      (2,506)
                                                           --------    --------

            Net Cash Provided by (Used in) Financing
             Activities ................................     27,518       3,994
                                                           --------    --------

(Decrease) increase in Cash and Cash Equivalents .......          -         204

Cash, beginning of period ..............................          -         256
                                                           --------    --------

Cash, end of period ....................................   $      -    $    460
                                                           ========    ========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (unaudited)

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

(B) Basis of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas. The consolidated financial statements for 2004 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

(E) Revenue Recognition

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

(F) Inventories

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

(H) Long-Lived Assets

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

(I) Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and loans from stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(J) Income Taxes

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

(K) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of March 31, 2005 and 2004, the Company did not have any outstanding common stock equivalents.

(L) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

(M) Stock-Based Compensation

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

(N) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $980 and $0 for the three months ended March 31, 2005 and 2004, respectively.

(O) New Accounting Pronouncements

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $57,581 for the three months ended March 31, 2005, a working capital deficiency of $163,517, an accumulated deficit of $8,484,412, a stockholders' deficiency of $139,877 and used cash in operations of $27,518. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

NOTE 3   RELATED PARTY TRANSACTIONS

From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At March 31, 2005, the Company owed Yucatan Holding Company $3,125, net of repayments. This amount will be paid by the Company when working capital permits.

During the three months ended March 31, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $20,784 to the Company under an oral agreement. The balance due under the agreement at March 31, 2005 totaled $90,415. These advances accrue interest at 6% per annum, and are unsecured and due on a demand basis.

At March 31, 2005, the Company owed a related party under an oral agreement $6,500 on a non-interest bearing, unsecured, due on demand basis.

NOTE 4   NOTE PAYABLE

During 2005, the Company entered into a convertible note payable with an individual for $30,000. The note is due quarterly with the final payment due March 1, 2006. The note accrues interest at 5% per annum and is unsecured. Interest payments of $375 are due quarterly.

NOTE 5   COMMITMENTS AND CONTIGINCIES

LITIGATION

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

NOTE 6   CAPITAL STOCK

During the three months ended March 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through June 18, 2005. The agreement will be amortized over the life of the service period and as such $36,750 has been deferred at March 31, 2005. Amortization of deferred consulting was $26,250 during the three months ended March 31, 2005.

NOTE 7   SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the second quarter of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We reported revenues of $90,347 and $0 for the three months ended March 31, 2005 and March 31, 2004, respectively, and a net loss of $57,581 and $30,493 for those respective three-month periods. Revenues in the fiscal 2005 three-month period represents fees paid by customers of our Florida Fountain of Youth Spa, which commenced operation during the fourth quarter of fiscal 2004. We had no revenues during the fiscal 2004 three month period as we did not generate any revenues from the rental of our StartingPoint.com email list as the third-party direct marketing company that was the sole source of our revenues from that business segment had exited that segment of their business during fiscal 2003. Though we have not yet had success in this regard, we are continuing to source replacements for our previous third-party direct marketing company.

         Cost of goods sold during the three months ended March 31, 2005 totaled $67,129, resulting in gross margin of $23,218, as compared to cost of goods sold in the fiscal 2004 period of $0 and a resulting gross margin of $0.

         Selling, general and administrative expenses increased to $52,204 in the three months ended March 31, 2005, from $13,049 in the three months ended March 31, 2004, primarily as a result of costs associated with the operation of our day spa. For fiscal 2005 and 2004 periods we also recorded depreciation and amortization of $827 and $17,444, respectively. Total operating expenses in the fiscal 2005 period also includes a non-cash charge of $26,250 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that calls for services to be performed through June 2005. There was no comparable expense recorded for the fiscal 2004 period.

         Other income (expense) for the fiscal 2005 and 2004 periods was ($1,518) and $0, respectively, which amount for fiscal 2005 represented interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had a working capital deficit of $163,517 as compared to a deficit of $133,013 at December 31, 2004. Net cash used by operating activities was $27,518 for three months ended March 31, 2005, as compared to net cash used by operating activities of $3,790 for the three months ended march 31, 2004. This change is reflects the increased net loss incurred during the fiscal 2005 period, which was partly offset by the aforementioned non-cash deferred compensation expense of $26,250, as compared to the smaller net loss incurred during the fiscal 2004 period that was partly offset by the aforementioned depreciation and amortization expense of $17,444.

         Net cash used in investing activities in both the fiscal 2005 and fiscal 2004 periods was $0. Net cash provided by financing activities in the fiscal 2005 period was $27,518, compared to net cash provided by financing activities in the fiscal 2004 period of $3,994.

         We have an accumulated deficit of $8,484,412 at March 31, 2005 and the report from our independent auditor on our audited financial statements at December 31, 2004 contains a going concern modification. Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

         Value of long lived assets. We capitalize and amortize the costs incurred in the acquisition of capital equipment. We also carry other long lived assets on our balance sheet. We evaluate the carrying values of such assets and may be required to reduce the value in the event we determine if the value is impaired from the current carrying among.

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time- Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 5 to the Notes to Consolidated Financial Statements appearing earlier in this report.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                                 Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1              Section 1350 Certificate of Chief Executive and Financial
                  Officer

         (b) Reports on Form 8-K

         (1) Current report, items 7.01 and 9.01 2005-02-22 000-26233

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Techlabs, Inc.
                                        By: /s/ Jayme Dorrrough
                                            -------------------
                                        Jayme Dorrough, President

Dated: May 23, 2005