Form 10QSB
period 2005-06-30
TECHLABS INC
filed 2005-08-30
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 712,964 shares of common stock as of August 1, 2005.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended June 30, 2005

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

                                      INDEX


Part I.  Financial Information


Item 1.  Financial Statements


         Consolidated Balance Sheet at June 30, 2005 (unaudited) ..............1


         Consolidated Statements of Operations for the
         three and six months ended June 30 and 2004 (unaudited) ..............2


         Consolidated Statements of Cash Flows for the
         six months ended June 30 and 2004 (unaudited) ........................3


         Notes to Consolidated Financial Statements (unaudited) ...............4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................9


Item 3.  Controls and Procedures .............................................10


Part II  Other Information ...................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents ......................................  $     2,658
  Accounts receivable ............................................          968
  Prepaid expenses ...............................................       12,612
                                                                    -----------

    Total current assets .........................................       16,238

  Property, Plant & equipment, net ...............................       37,908

Other Assets
  Security deposits ..............................................        4,060
                                                                    -----------

                                                                    $    58,206
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ............................  $    35,807
  Advances from related party ....................................      145,813
  Due to stockholders ............................................        3,125
  Convertible note payable, net - related party ..................       11,835
  Loan - related party ...........................................        6,500
                                                                    -----------

    Total Current Liabilities ....................................      203,080

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares authorized;
    12,500,000 shares Class A Special Preferred issued and
    outstanding ..................................................       12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding .................            -
  Preferred stock, $.001 par value; 10,000,000 shares authorized;
    225,000 shares Class C Preferred issued and outstanding ......          225
  Common stock, $.001 par value; 200,000,000 shares authorized,
    712,964 issued and outstanding ...............................          713
  Additional paid-in capital .....................................    8,397,847
  Deferred compensation ..........................................       (5,250)
  Accumulated deficit ............................................   (8,550,909)
                                                                    -----------

    Total Stockholders' Deficiency ...............................     (144,874)
                                                                    -----------

                                                                    $    58,206
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                              Techlabs, Inc. and Subsidiaries
                           Consolidated Statements of Operations
                 For the three and six months ended June 30, 2005 and 2004
                                        (unaudited)

                                             For the Three Months     For the Six Months
                                                 Ended June 30,          Ended June 30,
                                                2005        2004        2005       2004
                                             ---------   ---------   ---------   ---------
Revenues ..................................  $  65,847   $       -   $ 156,194   $       -

Cost of sales .............................     47,456           -     114,583           -
                                             ---------   ---------   ---------   ---------

  Gross profit ............................     18,391           -      41,611           -

Operating expenses
  General and administrative ..............     37,626       6,470      89,832      19,519
  Depreciation & amortization .............      1,276      17,444       2,103      34,888
  Amortization of deferred compensation ...     31,500      20,833      57,750      20,833
                                             ---------   ---------   ---------   ---------

Total operating expenses ..................     70,402      44,747     149,685      75,240
                                             ---------   ---------   ---------   ---------

Operating loss ............................    (52,011)    (44,747)   (108,074)    (75,240)

Other expense
  Interest expense ........................     14,486           -      16,004           -
  Gain on forgiveness of indebtedness .....          -           -           -           -
                                             ---------   ---------   ---------   ---------

Net (loss) ................................  $ (66,497)  $ (44,747)  $(124,078)  $ (75,240)
                                             =========   =========   =========   =========

Loss per share:
  Basic and diluted (loss) per common share  $   (0.09)  $   (0.08)  $   (0.18)  $   (0.15)
                                             =========   =========   =========   =========

Basic and diluted weighted average
  shares outstanding ......................    712,964     532,524     707,297     512,854
                                             =========   =========   =========   =========

         The accompanying notes are an integral part of these financial statements.

                                             2

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2005 and 2004
                                   (unaudited)

                                                           For the Six Months
                                                              Ended June 30,
                                                            2005         2004
                                                         ---------    ---------
Operating Activities:
  Net (loss) .........................................   $(124,078)   $ (75,240)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Depreciation and amortization ....................       2,103       34,888
    Amortization of deferred compensation ............      57,750       20,833
    Amortization of interest expense .................      11,835            -
    Provision for uncollectible accounts .............           -          966
    Changes in operating assets and liabilities:
      Inrease in other current assets ................     (13,580)           -
      Increase in accounts payable ...................       9,034        9,352
                                                         ---------    ---------

        Net Cash (Used in) Operating Activities ......     (56,936)      (9,201)
                                                         ---------    ---------

Investing Activities:
  Increase in secuirty deposits ......................           -            -
  Purchase of property and equipment .................     (19,604)           -
                                                         ---------    ---------

        Net Cash (Used in) Investing Activities ......     (19,604)           -
                                                         ---------    ---------

Financing Activities:
  Bank overdraft .....................................      (2,699)           -
  (Repayments) advance from stockholder ..............     (24,285)       2,494
  Proceeds from note payable .........................      30,000            -
  Proceeds from demand notes .........................      76,182            -
  Advance from related party .........................           -        6,500
                                                         ---------    ---------

        Net Cash Provided by Financing Activities ....      79,198        8,994
                                                         ---------    ---------

(Decrease) increase in Cash and Cash Equivalents .....       2,658         (207)

Cash, beginning of period ............................           -          256
                                                         ---------    ---------

Cash, end of period ..................................   $   2,658    $      49
                                                         =========    =========

Supplemental disclosure of cash flow
  Cash paid for interest expenses ....................   $       -    $       -
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 the Company abandoned this business due to excessive competition and changed its name to Techlabs, Inc. Prior to January 2004, the Company generated revenues through the rental of its list of targeted, opt-in email addresses which were generated from their website. During November 2004, the Company formed and opened Florida Fountain of Youth Spas, Inc. Florida Fountain of Youth Spa is a full service spa located in South Florida. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B) Basis of Consolidation

The accompanying consolidated financial statements for the three and six months ended June 30, 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas. The consolidated financial statements for 2004 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (unaudited)

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (unaudited)

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

(K) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of June 30, 2005 and 2004, the Company did not have any outstanding common stock equivalents.

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

(N) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $1,549 and $0 for the six months ended June 30, 2005 and 2004, respectively.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (unaudited)

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $124,078 for the six months ended June 30, 2005, a working capital deficiency of $186,842, an accumulated deficit of $8,550,909, a stockholders' deficiency of $144,874 and used cash in operations of $56,936. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

NOTE 3   RELATED PARTY TRANSACTIONS

From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At June 30, 2005, the Company owed Yucatan Holding Company $3,125, net of repayments. This amount will be paid by the Company when working capital permits

During the six months ended June 30, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $76,182 to the Company under an oral agreement. The balance due under the agreement at June 30, 2005 totaled $145,813. These advances accrue interest at 6% per annum, and are unsecured and due on a demand basis.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (unaudited)

At June 30, 2005, the Company owed a third party under an oral agreement $6,500 on a non-interest bearing, unsecured, due on demand basis.

NOTE 4   CONVERTIBLE NOTE PAYABLE

During 2005, the Company entered into a convertible note payable with an individual for $30,000. The note is convertible into common stock at $.60 per share up to a maximum of 50,000 shares. The note is convertible for a minimum of 15,000 shares of common stock. The note is due quarterly with the final payment due March 1, 2006. The note accrues interest at 5% per annum and is unsecured. Interest payments of $375 are due quarterly.

The Company recognized a beneficial conversion of $30,000 on the note payable. The beneficial conversion is treated as a discount on the note and is being amortized over the life of the note. The Company recognized $11,835 of interest expense during the six months ended June 30, 2005. The note is currently in default.

         Note payable - face       $30,000
         Note payable - discount    18,165
                                   -------
                                   $11,835

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

NOTE 6   CAPITAL STOCK

During the three months ended March 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. The agreement will be amortized over the life of the service period and as such $5,250 has been deferred at June 30, 2005. Amortization of deferred consulting was $57,750 during the six months ended June 30, 2005.

NOTE 7   SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the third quarter of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We reported revenues of $65,847 and $0 for the three months ended June 30, 2005 and June 30, 2004, respectively, and a net loss of $66,497 and $44,747 for those respective three-month periods. Revenues in the fiscal 2005 three-month period represents fees paid by customers of our Florida Fountain of Youth Spa, which commenced operation during the fourth quarter of fiscal 2004. We had no revenues during the fiscal 2004 three month period as we did not generate any revenues from the rental of our StartingPoint.com email list as the third-party direct marketing company that was the sole source of our revenues from that business segment had exited that segment of their business during fiscal 2003. Though we have not yet had success in this regard, we are continuing to source replacements for our previous third-party direct marketing company.

         Cost of goods sold during the three months ended June 30, 2005 totaled $47,456, resulting in gross margin of $18,391, as compared to cost of goods sold in the fiscal 2004 period of $0 and a resulting gross margin of $0.

         Selling, general and administrative expenses increased to $37,626 in the three months ended June 30, 2005, from $6,470 in the three months ended June 30, 2004, primarily as a result of costs associated with the operation of our day spa. For the fiscal 2005 and 2004 periods we also recorded depreciation and amortization of $1,276 and $17,444, respectively. Included in total operating expenses for both the fiscal 2005 and fiscal 2004 three-month periods are non-cash charges of $31,500 and 20,833, respectively, for the amortization of deferred compensation to a third party pursuant to a consulting agreement that calls for services to be performed through July 2005.

         Other income (expense) for the fiscal 2005 and 2004 periods was ($14,486) and $0, respectively, which amount for fiscal 2005 represented interest expense.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had a working capital deficit of $186,842 as compared to a deficit of $133,013 at December 31, 2004. Net cash used by operating activities was $56,936 for six months ended June 30, 2005, as compared to net cash used by operating activities of $9,201 for the six months ended June 30, 2004. This change reflects the increased total net loss of $124,078 incurred during the fiscal 2005 six-month period, which was partly offset by non-cash deferred compensation expense of $57,750 and amortization of interest expense amounting to $11,835 for the six month period, as compared to the total net loss of $75,240 incurred during the fiscal 2004 six-month period that was partly offset by depreciation and amortization expense of $34,888 and the non-cash deferred compensation expense of $20,833.

         Net cash used in investing activities in the fiscal 2005 period was $19,604, compared to $0 in the fiscal 2004 period. Net cash provided by financing activities in the fiscal 2005 period was $79,198, compared to net cash provided by financing activities in the fiscal 2004 period of $8,994.

         We have an accumulated deficit of $8,550,909 at June 30, 2005 and the report from our independent auditor on our audited financial statements at December 31, 2004 contains a going concern modification. Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.


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

Dated: August 30, 2005