Form 10QSB
period 2005-09-30
TECHLABS INC
filed 2005-12-20
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 712,964 shares of common stock as of December 19, 2005.

                                 TECHLABS, INC.
               Form 10-QSB for the period ended September 30, 2005

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

                                      INDEX


Part I.  Financial Information


Item 1.  Financial Statements


         Consolidated Balance Sheet at September 30, 2005 (unaudited) .........1


         Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited) .................2


         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2005 and 2004 (unaudited) ........................3


         Notes to Consolidated Financial Statements (unaudited) ...............4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................9


Item 3.  Controls and Procedures .............................................10


Part II  Other Information ...................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents .....................................   $       715
  Accounts receivable ...........................................         2,228
  Inventory .....................................................        28,559
  Prepaid expenses ..............................................           530
                                                                    -----------

      Total current assets ......................................        32,032

  Property, Plant & equipment, net ..............................        37,206

Other Assets
  Security deposits .............................................         4,060
                                                                    -----------

                                                                    $    73,298
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ...........................   $    37,870
  Advances from related party ...................................       184,057
  Due to stockholders ...........................................         8,237
  Convertible note payable - related party, net .................        19,232
  Loan - related party ..........................................         6,500
                                                                    -----------

      Total Current Liabilities .................................       255,896

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special Preferred
    issued and outstanding ......................................        12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding ................             -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 225,000 shares Class C Preferred issued and
    outstanding .................................................           225
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 712,964 issued and outstanding ..................           713
  Additional paid-in capital ....................................     8,397,847
  Accumulated deficit ...........................................    (8,593,883)
                                                                    -----------

      Total Stockholders' Deficiency ............................      (182,598)
                                                                    -----------

                                                                    $    73,298
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
         For the three and nine months ended September 30, 2005 and 2004
                                   (unaudited)

                                   For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
                                     2005        2004        2005        2004
                                  ---------   ---------   ---------   ---------

Revenues .......................  $  48,116   $       -   $ 204,310   $       -

Cost of sales ..................     43,215           -     157,798           -
                                  ---------   ---------   ---------   ---------

  Gross profit .................      4,901           -      46,512           -

Operating expenses
  General and administrative ...     31,148       5,929     120,980      21,697
  Depreciation & amortization ..      1,305      17,444       3,408      52,333
  Amortization of deferred
   compensation ................      5,250     175,516      63,000     196,349
                                  ---------   ---------   ---------   ---------

Total operating expenses .......     37,703     198,889     187,388     270,379
                                  ---------   ---------   ---------   ---------

Operating loss .................    (32,802)   (198,889)   (140,876)   (270,379)

Other expense
  Interest expense .............    (10,172)          -     (26,176)          -
  Gain on forgiveness of
   indebtedness ................          -           -           -           -
                                  ---------   ---------   ---------   ---------

Net (loss) .....................  $ (42,974)  $(198,889)  $(167,052)  $(270,379)
                                  =========   =========   =========   =========

Loss per share:
  Basic and diluted (loss) per
    common share ...............  $   (0.06)  $   (0.33)  $   (0.24)  $   (0.50)
                                  =========   =========   =========   =========

Basic and diluted weighted
 average shares outstanding ....    712,964     606,810     709,214     544,466
                                  =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2005 and 2004
                                   (unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                           2005          2004
                                                        ---------     ---------
Operating Activities:
  Net (loss) .......................................    $(167,052)    $(270,379)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Depreciation and amortization ..................        3,408        52,333
    Amortization of deferred compensation ..........       63,000       196,349
    Amortization of interest expense ...............       19,232             -
    Provision for uncollectible accounts ...........            -           966
    Changes in operating assets and liabilities:
      Increase in other current assets .............       (2,757)            -
      Increase in inventory ........................      (28,559)            -
      Increase in accounts payable .................       11,097        (3,257)
                                                        ---------     ---------

        Net Cash (Used in) Operating Activities ....     (101,631)      (23,988)
                                                        ---------     ---------

Investing Activities:
  Purchase of property and equipment ...............      (20,208)            -
                                                        ---------     ---------

        Net Cash (Used in) Investing Activities ....      (20,208)            -
                                                        ---------     ---------

Financing Activities:
  Bank overdraft ...................................       (2,699)            -
  (Repayments) advance from stockholder ............      (19,173)       17,244
  Proceeds from related party notes ................      144,426             -
  Advance from related party .......................            -         6,500
                                                        ---------     ---------

        Net Cash Provided by Financing Activities ..      122,554        23,744
                                                        ---------     ---------

Increase (decrease) in Cash and Cash Equivalents ...          715          (244)

Cash, beginning of period ..........................            -           256
                                                        ---------     ---------

Cash, end of period ................................    $     715     $      12
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 the Company abandoned this business due to excessive competition and changed its name to Techlabs, Inc. Prior to January 2004, the Company generated revenues through the rental of its list of targeted, opt-in email addresses which were generated from their website. During November 2004, the Company formed and opened Florida Fountain of Youth Spas, Inc. Florida Fountain of Youth Spa is a full service spa located in South Florida. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

(B) Basis of Consolidation

The accompanying consolidated financial statements for the three and nine months ended September 30, 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas. The consolidated financial statements for 2004 include the accounts of Techlabs and its wholly-owned subsidiaries StartingPoint.com, Inc. and Interplanner.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (unaudited)

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

(F) Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete inventory is made based on management's analysis of inventory levels. Inventory consists of finished saloon products purchased directly from the manufacturer.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (unaudited)

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

(K) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of September 30, 2004, the Company did not have any outstanding common stock equivalents. As of September 30, 2005, the Company did not include 50,000 shares of dilutive common stock from the conversion of a convertible note payable as the amounts were antidilutive.

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

(N) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $1,549 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (unaudited)

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $167,052 for the nine months ended September 30, 2005, a working capital deficiency of $223,864, an accumulated deficit of $8,593,883, a stockholders' deficiency of $182,598 and used cash in operations of $101,631. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

NOTE 3   RELATED PARTY TRANSACTIONS

From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. At September 30, 2005, the Company owed Yucatan Holding Company $8,237, net of repayments. This amount will be paid by the Company when working capital permits

During the nine months ended September 30, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $144,426 to the Company under an oral agreement. The balance due under the agreement at September 30, 2005 totaled $184,057. These advances accrue interest at 6% per annum, and are unsecured and due on a demand basis.

At September 30, 2005, the Company owed a third party under an oral agreement $6,500 on a non-interest bearing, unsecured, due on demand basis.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (unaudited)

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

The Company recognized a beneficial conversion of $30,000 on the note payable. The beneficial conversion is treated as a discount on the note and is being amortized over the life of the note. The Company recognized $19,232 of interest expense during the nine months ended September 30, 2005. The note is currently in default.

         Note payable - face       $30,000
         Note payable - discount    10,768
                                   -------
                                   $19,232
                                   =======

NOTE 5   COMMITMENTS AND CONTIGINCIES

LITIGATION

On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleges a breach of contract by Addante and Associates and it is seeking $500,000 in damages. Pursuant to an Asset Purchase Agreement dated December 2, 2005, the lawsuit was dismissed by the Company. (See Note 7)

NOTE 6   CAPITAL STOCK

During the three months ended March 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. The agreement will be amortized over the life of the service period. Amortization of deferred consulting was $63,000 during the nine months ended September 30, 2005.

NOTE 7   SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the fourth quarter of fiscal 2005.

On December 2, 2005, The Company entered into an agreement to sale for $90,000 the Starting Point website and all applicable content, trademarks, databases and domains. The $90,000 is being held in trust until each of the domains are transferred to the buyer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We reported revenues of $48,116 and $0 for the three months ended September 30, 2005 and September 30, 2004, respectively, and a net loss of $42,974 and $198,889 for those respective three-month periods. We reported revenues of $204,310 and $0 for the nine months ended September 30, 2005 and September 30, 2004, respectively, and a net loss of $167,052 and $270,379 for those respective nine-month periods. Revenues in the fiscal 2005 represents fees paid by customers of our Florida Fountain of Youth Spa, which commenced operation during the fourth quarter of fiscal 2004. Revenues decreased 27% from revenues recorded in the second quarter of fiscal 2005. Such decrease were due to the seasonality of the spa services provided in the summer months of 2005. We had no revenues during the fiscal 2004 as we did not generate any revenues from the rental of our StartingPoint.com email list as the third-party direct marketing company that was the sole source of our revenues from that business segment had exited that segment of their business during fiscal 2003. As disclosed in Note 7, we have entered into an agreement to sell StartingPoint.com.

         Cost of goods sold during the three months ended September 30, 2005 totaled $43,215, resulting in gross margin of $4,901, as compared to cost of goods sold in the fiscal 2004 period of $0 and a resulting gross margin of $0. Cost of goods sold during the nine months ended September 30, 2005 totaled $157,798, resulting in gross margin of $46,512, as compared to cost of goods sold in the fiscal 2004 period of $0 and a resulting gross margin of $0. Gross margins decreased 18% to 10% from the 28% recorded in the second quarter of fiscal 2005. The decrease in margins was attributable to promotions and price cuts in order to compete with a similar spa who had opened in the general area of Florida Fountain of Youth Spas during the third quarter of fiscal 2005.

         Selling, general and administrative expenses increased to $31,148 in the three months ended September 30, 2005, from $5,929 in the three months ended September 30, 2004, primarily as a result of costs associated with the operation of our day spa. Selling, general and administrative expenses increased to $120,980 in the nine months ended September 30, 2005, from $21,697 in the three months ended September 30, 2004, primarily as a result of costs associated with the operation of our day spa which opened in fourth quarter of 2004. For the fiscal 2005 and 2004 periods we also recorded depreciation and amortization of $3,408 and $52,333, respectively. Included in total operating expenses for both the fiscal 2005 and fiscal 2004 three-month periods are non-cash charges of $5,250 and 175,516, respectively. Included in total operating expenses for both the fiscal 2005 and fiscal 2004 nine-month periods are non-cash charges of $63,000 and 196,349, respectively, for the amortization of deferred compensation to a third party pursuant to a consulting agreement that calls for services to be performed through July 2005.

         Other income (expense) for the fiscal 2005 and 2004 periods was ($10,172) and $0, respectively, which amount for fiscal 2005 represented interest expense and amortization on the convertible note payable discount.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had a working capital deficit of $223,864 as compared to a deficit of $133,013 at December 31, 2004. Net cash used by operating activities was $101,631 for nine months ended September 30, 2005, as compared to net cash used by operating activities of $23,988 for the nine months ended September 30, 2004. This change reflects the increased total net loss of $167,052 incurred during the fiscal 2005 nine-month period, which was partly offset by non-cash deferred compensation expense of $63,000 and amortization of the note payable discount into interest expense amounting to $19,232 for the nine month period, as compared to the total net loss of $270,379 incurred during the fiscal 2004 nine-month period that was partly offset by depreciation and amortization expense of $52,333 and the non-cash deferred compensation expense of $196,349.

         Net cash used in investing activities in the fiscal 2005 period was $20,208, compared to $0 in the fiscal 2004 period. Net cash provided by financing activities in the fiscal 2005 period was $122,554, compared to net cash provided by financing activities in the fiscal 2004 period of $23,744.

         We have an accumulated deficit of $8,593,883 at September 30, 2005 and the report from our independent auditor on our audited financial statements at December 31, 2004 contains a going concern modification. The Company does not have enough cash to continue operations for 12 months. Although there are no assurances, the Company believes that with increased sales, the success of the Florida Fountain of Youth Spa, raising additional capital and borrowings from its principal shareholder it will be able to continue as a going concern.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleges a breach of contract by Addante and Associates and it is seeking $500,000 in damages. Pursuant to an Asset Purchase Agreement dated December 2, 2005, the lawsuit was dismissed by the Company.

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

Dated: December 20, 2005