Form 10KSB
period 2005-12-31
TECHLABS INC
filed 2006-04-27
CIK 1082530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

State issuer's revenues for its most recent fiscal year. $0 for the 12 months ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Techlabs common stock on April 25, 2006 is approximately $195,800.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 3, 2006, 712,964 shares of common stock are issued and outstanding.

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


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         We have historically generated our revenues from fees earned by us from the rental of our Starting Point.com email list, and from fees paid directly by customers of our Florida Fountain of Youth Spa, an anti-aging day spa located in Stuart, Florida, which began operations in November 2004. During the fourth quarter of 2005 we determined to discontinue the operations of the Florida Fountain of Youth Spa. In December 2005 the Company completed the sale of the Starting Point.com website and all applicable content, trademarks, databases and domains.

STARTING POINT.COM

         The Starting Point.com email list was derived from opt-ins to our former Starting Point web site located at www.stpt.com. This web site was designed to offer a variety of web searching tools. Users could also perform targeted searches utilizing Starting Point.com's database of directories and web sites that include 13 distinct sections covering topics from investments to entertainment to sports to weather and more, with each section having had its own easy-to-use, organized format. Starting Point was previously managed for us by a third party.

         Prior to the year ended December 31, 2004 our sole customer was ResponseBase, a third party direct marketing company. In 2003 we were advised by ResponseBase that they were exiting that segment of their business. As a result, in both 2004 and 2005 we had no customers for our Starting Point.com email list and did not generate any revenue from this line of business. In December 2005 we completed the sale for $90,000 of the Starting Point.com website and all applicable content, trademarks, databases and domains.

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

COMPETITION

         We competed with a vast number of companies in the collection and rental of targeted opt-in email addresses. This business segment is intensely competitive and rapidly changing and has proven to be a very difficult business model. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Some of our potential competitors are among the largest and most well-capitalized companies in the world. Because of our small size, we experienced difficulty competing effectively in our market segment, which was among the reasons for our determination to sell Starting Point.

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

FLORIDA FOUNTAIN OF YOUTH SPA

         In November 2004, we opened the Florida Fountain of Youth Spa, a 3,000-s.f. anti-aging day spa located on the St. Lucie River in Stuart, Florida. Our facility offered, on a day-use basis, hormone replacement therapies, electro-magnetic therapy, and sexual enhancement therapies under medical supervision. Additionally, the center's facility had a complete cosmetic and therapeutic day spa specializing in body wraps and facials. In addition to the aforementioned spa treatments and services, the facility also sold a variety of over-the-counter diet supplements and vitamins, as well as skin care products, including the Skin Fitness line of products. As previously noted, during the fourth quarter of 2005 we determined to discontinue the operations of the Florida Fountain of Youth Spa.

COMPETITION

         We competed with a significant number of competitors in the day spa business segment in the South Florida marketplace, including several located within close proximity to the Stuart, Florida area. Such locations include stand-alone day spas, as well as day spas located within health, beauty and fitness facilities, and within resorts and hotels. This business segment is becoming highly competitive with other local facilities offering substantially all, if not a greater number of the treatments and services that are offered at our facility. Given that our facility is relatively new in the marketplace, many of our current and potential competitors may have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Because of our small size and status as a recent start-up, we experienced difficulty competing effectively in our market segment, which was among our reasons for determining to discontinue these operations.

EMPLOYEES

         As of December 31, 2005 we had one part-time employee, Jayme Dorrough, our sole officer and director.

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

PENDING NAME CHANGE

         On July 28, 2004 Techlabs issued a press release stating its Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during 2006.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE DO NOT ANTICIPATE THAT WE WILL REPORT A PROFIT IN THE FORESEEABLE FUTURE.

         For the year ended December 31, 2005, we reported a net loss of $24,904 and at December 31, 2005 we had an accumulated deficit of $8,451,735. While a significant portion of our accumulated losses from inception through December 31, 2005 are non-cash, we have never generated sufficient revenues to offset our operating costs. The recent sale of Starting Point.com and the discontinuing of operations of our day spa has resulted in the company not presently having any ongoing source of revenue. While we continue to seek new business that can be either acquired or started-up, there exist no assurances that we will be successful in this regard and that any new business interests will generate sufficient revenue to meet our operating expenses in future periods. Our principal stockholder has historically advanced certain funds to us to pay our expenses, and we believe that it will continue to pay these expenses for us until such time as we are able to generate sufficient revenues from our own operations. As a result of the uncertainty surrounding our revenues in the near future, you should not purchase shares of our common stock based upon our historical operations or financial results.

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         We will be required to raise additional working capital to fund any operations we may establish in the future. It has been very difficult for small companies to raise working capital in the past few years, and we cannot anticipate if the funding environment in the U.S. or aboard will improve during 2006 and beyond. Accordingly, we cannot offer any assurances that if we should need additional capital that it will be available to us on terms and conditions which are reasonably acceptable, if at all. Depending upon the financial condition of our ultimate merger or business combination partner, the lack of sufficient working capital could materially and adversely affect any revenues we may be able to generate in future periods.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The business and operations of our Florida Fountain of Youth Spa was conducted from a 3,033 square foot facility located in Stuart Florida, under a lease agreement expiring on April 30, 2006, which had base rent of $39,429 per annum.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions of matters to security holders in the period ended December 31, 2005.


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

                                                   High          Low
FISCAL 2004

First Quarter ended March 31, 2004 .............   $3.75        $1.01
Second Quarter ended June 30, 2004 .............   $3.60        $1.25
Third Quarter ended September 30, 2004 .........   $4.20        $1.50
Fourth Quarter ended December 31, 2004 .........   $1.95        $0.75

FISCAL 2005

First Quarter ended March 31, 2005 .............   $1.50        $0.82
Second Quarter ended June 30, 2005 .............   $1.40        $0.49
Third Quarter ended September 30, 2005 .........   $1.25        $0.96
Fourth Quarter ended December 31, 2005 .........   $1.00        $0.35


         On April 25, 2006 the last sale price of our common stock as reported on the OTCBB was $0.51. As of April 25, 2006 there were approximately 35 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1999 Stock Incentive Plan and any compensation plans not previously approved by our stockholders as of December 31, 2005.

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

Equity compensation plans
not approved by stockholders       none          none             none


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

         As a result of the Company's decision to discontinue the operations of its Florida Fountain of Youth Spa, operating results for this business segment have been classified as a loss from discontinued operations for all periods presented. The Company is currently exploring opportunities in the micro-resort segment of the hospitality industry and believes that it will consummate transactions in fiscal 2006, with such business interests contributing to results from ongoing operations in fiscal 2006.

         We reported revenues of $0 and $0 for the fiscal years 2005 and 2004, Respectively, as results of operations from the Company's Florida Fountain of Youth Spa have been classified as discontinued operations. Net income (loss) for fiscal years 2005 and 2004, respectively, were$(24,904) and ($438,429) for those respective periods, as results of operations from the Company's Florida Fountain of Youth Spa have been classified as discontinued operations.

         Cost of goods sold in fiscal 2005 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold in fiscal 2004 of $0 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa have been classified as discontinued operations.

         Selling, general and administrative expenses increased to $75,312 in fiscal 2005, from $12,691 in fiscal 2004 primarily as a result of increased professional fees related to the sale of Starting Point.com, as well as compensation paid to our President. For fiscal 2005 and 2004 we also recorded depreciation and amortization of $0 and $69,778, respectively.

         Total operating expenses in fiscal 2005 include $63,000 for the amortization of deferred compensation, compared to $293,000 in 2004. Such expenses in fiscal 2005 represent the value of common stock issued as compensation for consulting services. Such expenses in 2004 represent the value of common stock issued as compensation to our President (as described elsewhere herein) as well as the value of common stock issued as compensation for consulting services.

         Total operating expenses in fiscal 2004 also includes a non-cash stock compensation expense of $280,016, representing the value of common stock issued as compensation to our President (as described elsewhere herein) as well as the value of common stock issued as compensation for consulting services.

         Other income (expense) for 2005 and 2004 was $58,688 and $4,120, respectively. Other income (expense) during 2005 includes a gain of $60,000 from the sale of Starting Point.com, offset by interest expense of $1,312.

         The loss from operations before discontinued operations for 2005 totaled $79,624, as compared to a loss from operations before discontinued operations for 2004 totaling $379,589. The Company recorded a loss from discontinued operations of $78,808 in 2005, compared to $58,840 in 2004. The loss from discontinued operations for 2005 was offset by a gain on the disposal of discontinued operations of $133,529.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had a working capital deficit of $70,450 as compared to a deficit of $133,013 at December 31, 2004. Net cash provided by operating activities was $37,036 for 2005, as compared to net cash used by operating activities of $69,663 for 2004. Net cash provided by investing activities in 2005 was $24,467, as compared to net cash used in investing activites of $25,093 during fiscal 2004. Net cash used in financing activities in fiscal 2005 was $61,50310,827, compared to net cash provided by financing activities in 2004 of $94,500.

         We have an accumulated deficit of $8,451,735 at December 31, 2005, and the report from of our independent auditor on our audited financial statements at December 31, 2005 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

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

OBLIGATIONS AND COMMITMENTS

         None.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On or about January 7, 2006, Webb & Company, our principal independent accountant resigned citing timing and financial considerations. None of the reports of Webb & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal years ended December 31, 2003, and December 31, 2004 did contain a going concern paragraph.

         There were no disagreements between the Company and Webb & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Webb & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

         In accordance with the requirements of Item 304 of Regulation S-B of the Securities Act of 1933, we provided Webb & Company with a copy of Item 4.01 of our Report on Form 8-K as filed on January 7, 2006. On February 27, 2006 they subsequently furnished us with a letter addressed to the SEC stating that such firm agreed with the statements made by us in that Report. A copy of such letter was filed as an exhibit to our Amended Report on Form 8-K filed on March 2, 2006.

         On April 3, 2006, the Company engaged Baumann, Raymondo & Company, PA, as its new independent registered public accounting firm. The Company has not consulted with Baumann, Raymondo & Company, PA during the fiscal year ended December 31, 2005 and through April 3, 2006, on either the application of accounting principles or type of opinion Baumann, Raymondo & Company, PA might issue on the Company's financial statements. The engagement of Baumann, Raymondo & Company, PA was approved by our Board of Directors.

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

ITEM 8B. OTHER INFORMATION

         None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                    Age            Position
              ----                    ---            --------
         Jayme Dorrough               37             Director, President
                                                     and Secretary

         JAYME DORROUGH. Mrs. Dorrough has been a member of our board of directors since December 2000 and has served as our president and secretary since February 2001. Since 1994 Mrs. Dorrough has been president and the principal of Yucatan Holding Company, a privately-held investment company with interests in various companies. Yucatan Holding Company is our principal shareholder. Mrs. Dorrough has also been a member of the board of directors of Eline Entertainment Group, Inc. (OTCBB: EEGI) since September 2002.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. There are no committees of our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2005, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005.

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

                                      Annual                                  Long-Term
                                   Compensation                              Compensation
                       ---------------------------------------   --------------------------------------
                                                                 Restricted   Securities
                                                  Other Annual     Stock      Underlying       All
Name and Principal     Fiscal   Salary    Bonus   Compensation     Awards      Options        Other
Position                Year      ($)      ($)        ($)            ($)        SAR (#)    Compensation
-------------------------------------------------------------------------------------------------------
Jayme Dorrough          2005    $30,000    $0       $      0         $0            0           $0
President and           2004    $15,000    $0       $168,000         $0            0           $0
Director (1)

_________

(1) Mrs. Dorrough has served as our president since February 2001. Mrs. Dorrough is not a party to an employment agreement with us. While we do not pay Mrs. Dorrough a salary, she was paid $30,000 for the year ended December 31, 2005, and we recognized an expense of $15,000 for the year December 31, 2004, which we believe equals the fair value of her services during these periods. The 2004 amount was treated as imputed compensation. In September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

STOCK OPTIONS

         There were no stock options or stock appreciated rights granted to the named executive officers in the fiscal year ended December 31, 2005.

         There were no stock options exercised by the named executive officers during the fiscal year ended December 31, 2005. There were no stock options or stock appreciation rights held or exercised by the named executive officers during the fiscal year ended December 31, 2005.

DIRECTOR COMPENSATION

         We do not pay directors for attending meeting of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of April 3, 2006, there were 712,964 shares of our common stock, 12,500,000 shares of our Class A Special Preferred Stock and 225,000 shares of our Class C Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, each share of Class A Special Preferred Stock is entitled to three votes and each share of Class C Preferred Stock is entitled to 150 votes on all matters submitted to our shareholders for a vote, and all three classes of these securities vote together as one class. The following table contains information regarding beneficial ownership of our common stock as of April 3, 2006 held by:

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

                                Amount and Nature
Name of                           of Beneficial    Percentage    Percentage of
Beneficial Owner                    Ownership       of Class   Voting Control(1)
----------------                -----------------  ----------  -----------------

Common Stock
------------
Jayme Dorrough (2) ............       242,530         34.0%          82.2%
All executive officers
  and directors as a
  group (one person)(2) .......       242,530         34.0%          82.2%
Yucatan Holding Company (2) ...       242,530         34.0%          82.2%
Ellis C. Hyers (4) ............        50,000          7.0%           .03%
E-Four Investments, Inc. (5) ..        50,000          7.0%           .03%


Class A Special Preferred Stock
-------------------------------
Jayme Dorrough (2) ............     8,330,000         66.6%          82.2%
All executive officers
  and directors as a
  group (one person)(2) .......     8,330,000         66.6%          82.2%
Thomas J. Taule (3) ...........     4,170,000         33.3%           5.8%
Yucatan Holding Company (2) ...     8,330,000         66.6%          82.2%


Class C Preferred Stock (4)
---------------------------
Jayme Dorrough (2) ............       225,000          100%          82.2%
All executive officers
  and directors as a
  group (one person)(2) .......       225,000          100%          82.2%
Yucatan Holding Company (2) ...       225,000          100%          82.2%
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

(3) Mr. Taule served as our president and CEO from April 2000 until February 2002. His address is 1861 North Federal Highway, #146, Hollywood, Florida 33020. The Percentage of Voting Control includes 5,500 shares of common stock and 4,170,000 shares of Class A Special Preferred Stock (which is entitled to 12,510,000 votes) held by Mr. Taule.

(4) Mr. Hyers served as president of our Florida Fountain Of Youth Spa, Inc. subsidiary.

(5) E-Four Investments, Inc. is an entity owned by the president of our Florida Fountain of Youth Spa, Inc. subsidiary.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. In December the Company paid Mrs. Jayme Dorrough, the Company's sole officer and director and the principal of Yucatan Holding Company, Inc $30,000 in compensation for 2005. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Dorrough and in September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

         Mrs. Dorrough has served as the Company's president since February 2001. Mrs. Dorrough is not a party to an employment agreement with the Company.

         At December 31, 2005, the Company owed Yucatan Holding Company $8,237, net of repayments. This amount will be paid by the Company when working capital permits.

         At December 31, 2005, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

         During the year ended December 31, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $117,944 to the Company under an oral agreement. The outstanding balance of $187,575 has been extinguished pursuant to an agreement to transfer the net assets of Florida Fountain of Youth Spas to the president. These advances were non-interest bearing, unsecured, and due on a demand basis.

         In conjunction with the advances and or loans noted above, the Company recorded an in kind contribution of interest totaling $4,120, representing interest at 8% on the advances, during the year ended December 31, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3(i)(a)  Articles of Incorporation (1)
    3(i)(b)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(c)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(d)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(e)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(f)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(g)  Articles of Amendment to the Articles of Incorporation (2)
    3(ii)    Bylaws (1) 10 1999 Stock Incentive Plan (3)
    14       Code of Ethics (5)
    16.1     Letter from Webb & Company, P.A. regarding change in certifying accountants (6)
    23.1     Consent of Independent Registered Public Accounting Firm
    31.1     Rule 13a-14a/5d-14(a) Certification of Chief Executive and
             Financial Officer
    32.1     Section 1350 Certification of Chief Executive and Financial Officer
    _________

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

    (4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 31, 2004.

    (5) Incorporated by reference to the registrant's Report on Form 10-KSB as filed with the SEC on April 22, 2004.

    (6) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on March 2, 2006.

(b) Reports on Form 8-K

    (1)  Current report, items 7.01 and 9.01         2005-02-22        000-26233
    (2)  Current report, items 4.01                  2006-01-12        000-26233
    (3)  Current report, items 4.01                  2006-01-27        000-26233
    (4)  Current report, items 4.01 and 9.01         2006-03-02        000-26233
    (5)  Current report, items 4.01                  2006-04-24        000-26233

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company audited the Company's financial statements for the fiscal year ended December 31, 2004. Baumann, Raymondo & Company, PA, audited the Company's financial statements for the fiscal year ended December 31, 2005.

         Fees related to services performed by such firms in fiscal 2005 and 2004 were as follows:

                                       2005        2004
                                       ----        ----
         Audit Fees (1)             $ 10,000    $ 7,640
         Audit-Related Fees                0          0
         Tax Fees (2)                      0          0
         All Other Fees                    0          0
         -----------------------------------------------

         Total                      $ 10,000    $ 7,640
         _________

         (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

         (2) Tax fees principally included tax advice, tax planning and tax return preparation.

         The Board of Directors has reviewed and discussed with the Company's management and Baumann, Raymondo & Company, PA the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Board has also discussed with Baumann, Raymondo & Company, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

         The Board has received and reviewed the written disclosures and the letter from Baumann, Raymondo & Company, PA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Baumann, Raymondo & Company, PA its independence from the Company.

         The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

         The Board pre-approved all of Baumann, Raymondo & Company, PA 's fees described above.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.


Dated: April 27, 2006                   Techlabs, Inc.

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

      SIGNATURE                      TITLE                        DATE

 /s/ Jayme Dorrough            Director, President            April 27, 2006
 ------------------            and Secretary
 Jayme Dorrough

                                 TECHLABS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------


Report of Independent Registered Public Accounting Firm...................F-2


Report of Independent Registered Public Accounting Firm...................F-3


Consolidated Balance Sheet -
         December 31, 2005................................................F-4


Consolidated Statements of Operations -
         For the Years Ended December 31, 2005 and 2004...................F-5


Statements of Changes in Stockholders' Deficit -
         For the Years Ended December 31, 2005 and 2004...................F-6


Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2005 and 2004...................F-7


Notes to Consolidated Financial Statements................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors of:
  Techlabs, Inc.

We have audited the accompanying consolidated statements of operations changes in stockholders' deficiency and cash flows of Techlabs, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Techlabs, Inc. and subsidiaries referred to above present fairly in all material respects, the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 20, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Techlabs, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Techlabs, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Techlabs and subsidiaries for the year ended December 31, 2004 were audited by other auditors whose report, dated April 20, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Techlabs, Inc. and subsidiary at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses from operations, has a working capital deficit, an accumulated deficit and a deficit in stockholder's equity. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ BAUMANN, RAYMONDO & COMPANY PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
April 26, 2006

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2005

ASSETS
Current Asset
  Cash and cash equivalents ....................................    $         -
                                                                    -----------

    Total current assets

  Property, Plant & equipment, net .............................              -

Other Assets ...................................................              -
                                                                    -----------

                                                                    $         -
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ..........................    $    25,713
  Due to stockholders ..........................................          8,237
  Convertible note payable - related party, net ................         30,000
  Loan - related party .........................................          6,500
                                                                    -----------

    Total Current Liabilities ..................................         70,450

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special
    Preferred issued and outstanding ...........................         12,500
  Preferred stock, $.001 par value; 10,000,000 shares
    Class B authorized; no shares issued and outstanding .......              -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 225,000 shares Class C Preferred issued
    and outstanding ............................................            225
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 712,964 issued and outstanding .................            713
  Additional paid-in capital ...................................      8,367,847
  Accumulated deficit ..........................................     (8,451,735)
                                                                    -----------

    Total Stockholders' Deficiency .............................        (70,450)
                                                                    -----------

                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the years ended December 31, 2005 and 2004

                                                           2005          2004
                                                        ---------     ---------

Revenues ...........................................    $       -     $       -

Cost of sales ......................................            -             -
                                                        ---------     ---------

  Gross profit .....................................            -             -

Operating expenses
  General and administrative .......................       75,312        12,691
  Depreciation & amortization ......................            -        69,778
  Amortization of deferred compensation ............       63,000       293,000
                                                        ---------     ---------

Total operating expenses ...........................      138,312       375,469
                                                        ---------     ---------

Loss from continuing operations ....................     (138,312)     (375,469)

Other income (expense)
  Gain on sale of starting point ...................       60,000             -
  Interest expense .................................       (1,312)       (4,120)
                                                        ---------     ---------

                                                           58,688        (4,120)
                                                        ---------     ---------

Loss from operations before discontinued operations       (79,624)     (379,589)

Loss from discontinued operations ..................      (78,808)      (58,840)

Gain on disposal of discontinued operations ........      133,528             -
                                                        ---------     ---------

Net loss ...........................................    $ (24,904)    $(438,429)
                                                        =========     =========

Loss per share:
  Basic and diluted (loss) per common share from
   continuing operations ...........................    $   (0.11)    $   (0.66)

  Basic and diluted (loss) per common share from
   discontinued operations .........................         0.08         (0.11)
                                                        ---------     ---------

                                                        $   (0.03)    $   (0.77)
                                                        =========     =========

Basic and diluted weighted average
  shares outstanding ...............................      710,162       571,813
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                                                   Techlabs, Inc. and Subsidiaries
                                           Statements of Changes in Stockholders' Deficit
                                           For the Years Ended December 31, 2005 and 2004

                                    Preferred Stock                    Common Stock
                ----------------------------------------------------  ---------------
                       Class A          Class B           Class C                      Additional
                -------------------  --------------  ---------------  ---------------   Paid-In    Deferred  Accumulated
                  Shares     Amount  Shares  Amount  Shares   Amount  Shares   Amount   Capital      Comp      Deficit      Total
                ----------  -------  ------  ------  -------  ------  -------  ------  ----------  --------  -----------  ---------
Balance,
January 1,
2004 .........  12,500,000  $12,500       -  $    -  225,000  $  225  492,964  $  493  $8,007,947  $      0  $(7,988,402) $  32,763

In kind
contribution
of interest
expense ......           -        -       -       -        -       -        -       -       4,120         -            -      4,120


Shares issued
to consultants
- related
party ........           -        -       -       -        -       -  100,000     100     124,900         -            -    125,000

Shares issued
to officer ...           -        -       -       -        -       -   60,000      60     167,940         -            -    168,000

Net loss .....           -        -       -       -        -       -        -       -           -         -     (438,429)  (438,429)
                ----------  -------- ------  ------  -------  ------  -------  ------  ----------  --------  -----------  ---------

Balance,
December 31,
2004 .........  12,500,000  $12,500       0  $    0  225,000  $  225  652,964  $  653  $8,304,907  $      0  $(8,426,831) $(108,546)
                ==========  ======== ======  ======  =======  ======  =======  ======  ==========  ========  ===========  =========

Shares issued
to consultant
- related
party ........           -        -       -       -        -       -   60,000      60      62,940   (63,000)           -          0

Amortization
of deferred
consulting ...           -        -       -       -        -       -        -       -           -    63,000            -     63,000

Net loss .....           -        -       -       -        -       -        -       -           -         -      (24,904)   (24,904)
                ----------  -------- ------  ------  -------  ------  -------  ------  ----------  --------  -----------  ---------

Balance,
December 31,
2005 .........  12,500,000  $12,500       0  $    0  225,000  $  225  712,964  $  713  $8,367,847  $      0  $(8,451,735) $ (70,450)
                ==========  ======== ======  ======  =======  ======  =======  ======  ==========  ========  ===========  =========

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-6

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  For the year ended December 31, 2005 and 2004

                                                             2005        2004
                                                          ---------   ---------
Operating Activities:
  Net (loss) ...........................................  $ (24,904)  $(438,429)
  Net income (loss) loss from discontinued operations ..     54,720    (379,589)
  Loss from continuing operations ......................    (79,624)    (58,840)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Depreciation and amortization ......................          -      70,404
    Amortization of deferred compensation ..............     63,000     297,120
    Changes in operating assets and liabilities:
      Increase in other current assets .................          -         966
      Increase in accounts payable .....................      5,797      (6,639)
      Discontinued operations, net .....................     (6,857)      6,915
                                                          ---------   ---------

        Net Cash (Used in) Operating Activities ........     37,036     (69,663)
                                                          ---------   ---------

Investing Activities:
  Deposits .............................................          -           -
  Discontinued investing activities, net ...............     24,467     (25,093)
                                                          ---------   ---------

        Net Cash (Used in) Investing Activities ........     24,467     (25,093)
                                                          ---------   ---------

Financing Activities:
  (Repayments) advance from stockholder ................    (19,173)     15,670
  Discontinued operations, net .........................    (72,330)     72,330
  Proceeds from convertible notes ......................     30,000           -
  Advance from related party ...........................          -       6,500
                                                          ---------   ---------

        Net Cash Provided by Financing Activities ......    (61,503)     94,500
                                                          ---------   ---------

Increase (decrease) in Cash and Cash Equivalents .......          -        (256)

Cash, beginning of period ..............................          -         256
                                                          ---------   ---------

Cash, end of period ....................................  $       -  $        -
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 the Company abandoned this business due to excessive competition and changed its name to Techlabs, Inc. Prior to January 2004, the Company generated revenues through the rental of its list of targeted, opt-in email addresses which were generated from their website. During November 2004, the Company formed and opened Florida Fountain of Youth Spas, Inc. Florida Fountain of Youth Spa, a full service spa located in South Florida. The Company abandoned this business in October 2005 due to excessive competition.

(B) Basis of Consolidation

The accompanying consolidated financial statements for fiscal 2005 and 2004 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas from November 2004 to October 2005. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

(F) Revenue Recognition

Revenue from Florida Fountain of Youth Spas was recognized upon delivery of services.

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At December 31, 2005, all capitalized web site development costs had been fully amortized and or impaired.

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of December 31, 2005 and 2004, the Company did not have any outstanding common stock equivalents.

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

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense included in discontinued operations totaled $2,963 and $1,395 for the years ended December 31, 2005 and 2004, respectively.

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $24,904, a working capital deficiency of $70,450, an accumulated deficit of $8,451,735, a stockholders' deficiency of $70,450 and used cash in operations of $10,827. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that it will be able to raise additional capital and borrowings from its principal shareholder and will be able to continue as a going concern.

NOTE 3   PROPERTY AND EQUIPMENT

Included in property, plant & equipment at December 31, 2005 are:

         Hardware & computer equipment ...............       $ 223,618
         Less reserve for impairment .................         (55,904)
                                                             ---------
                                                               167,714
         Less: accumulated depreciation ..............        (167,714)
                                                             ---------
                                                             $       -
                                                             =========

Depreciation expense was $4,910 and $626 for the years ended December 31, 2005 and 2004, respectively and is included in the loss from discontinued operations.

The Hardware & computer equipment, reflected above is not currently in use by the Company. The net book value of the equipment is $0 at December 31, 2005 and 2004.

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

NOTE 5   RELATED PARTY TRANSACTIONS

From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. In December the Company paid Mrs. Jayme Dorrough, the Company's sole officer and director and the principal of Yucatan Holding Company, Inc. $30,000 in compensation for 2005. In addition, effective January 1, 2004 the Company began accruing compensation of $15,000 annually for Mrs. Dorrough and in September 2004, the Company issued Mrs. Dorrough 60,000 shares of its common stock valued at $168,000 in full satisfaction of $12,984 of accrued unpaid compensation and for additional compensation for the remaining fiscal 2004 as well as for past services.

Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company.

At December 31, 2005, the Company owed Yucatan Holding Company $8,237. This amount will be paid by the Company when working capital permits.

At December 31, 2005, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

During the year ended December 31, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $117,944 to the Company under an oral agreement. The outstanding balance of $187,575 has been extinguished pursuant to an agreement to transfer the net assets of Florida Fountain of Youth Spas to the president resulting on a gain on disposal of $133,528. These advances were non-interest bearing, unsecured, and due on a demand basis.

In conjunction with the advances and or loans noted above, the Company recorded an in kind contribution of interest totaling $4,120, representing interest at 8% on the advances, during the year ended December 31, 2004.

NOTE 6   COMMITMENTS AND CONTIGINCIES

LITIGATION

In July 2004 Techlabs was named as a defendant in the matter DONALD KURTH, ROSALY KURTH AND KRISTINE KURTH V. FEINGOLD & KAM, LLC, FEINGOLD & KAM, DAVID FEINGOLD ET AL, filed in the Circuit Court for the 15th District in and for Palm Beach County, Florida. The portion of the suit which relates to Techlabs involves the purported actions by the unaffiliated third parties in the October 1999 private sales of shares of Techlabs in transactions in which Techlabs was neither a party nor received any proceeds therefrom. The plaintiffs are alleging that the shares of Techlabs' stock which were the subject of these purported private sales failed to bear the appropriate restrictive legends as required under the Securities Act of 1933, and the plaintiff's are further alleging conversion and civil theft against David Feingold and Feingold & Kam. Techlabs does not believe that it violated any provisions of the Securities Act of 1933 as it relates to the shares of its common stock which are the subject of this complaint and is seeking to have Techlabs' dismissed as a defendant. During the fourth quarter of fiscal 2004, the suit was dismissed.

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

NOTE 7   GAIN ON SALE OF STARTING POINT

On December 2, 2005, The Company sold for $90,000 the Starting Point website and all applicable content, trademarks, databases and domains resulting in a $60,000 gain after attorney fees. The Company had no book basis in the Starting Point website in that the costs associated with the technology had been impaired in prior years.

NOTE 8   LOSS ON DISCONTINUED OPERATIONS

In October 2005, the Company closed the Florida Fountain of Youth Spa due to excessive competition and the inability to attract professional competent staff. The net assets of the spa were transferred to the president of Florida Fountain of Youth Spa in exchange for the forgiveness of advances totaling of $187,575. The gain on disposal was calculated as follows:

         Current assets ................................     $   4,743
         Inventory of supplements ......................        28,559
         Net Book value of property & equipment ........        35,705
         Liabilities related to assets .................       (14,960)
                                                             ---------
         Net assets ....................................        54,047
         Less: Advances forgiven .......................      (187,575)
                                                             ---------
         Gain on disposal ..............................     $(133,528)
                                                             =========

The operating results for the Florida Fountain of Youth Spas is classified as loss from discontinued operations for all periods presented.

                                                    2005        2004
                                                 ---------    --------
         Sales ...............................   $ 207,735    $ 30,718
         Cost of sales .......................     149,028      41,874
                                                 ---------    --------
         Gross profit ........................      58,707     (11,156)
         Other costs and expenses ............    (137,515)    (47,684)
                                                 ---------    --------
         Loss from discontinued operations ...   $ (78,808)   $(58,840)
                                                 =========    ========

NOTE 9   CAPITAL STOCK

The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 712,964 and 652,964 shares were issued and outstanding at December 31, 2005 and 2004, respectively.

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

         c. 25,000,000 shares of special preferred stock, par value $.001 per share, of which 12,500,000 shares have been designated Special Class A Preferred Stock, all of which are outstanding. Of these shares, 8,330,000 shares are held by the Company's principal shareholder, Yucatan Holding Company, and the remaining 4,170,000 shares are held by Thomas J. Taule, the Company's former CEO and member of its board of directors. The designations, rights and preferences of the Special Class A Preferred Stock provide:

         * the holders are not entitled to receive any assets in the event of the liquidation or wrap up of the Company;

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

During the year ended December 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. Amortization of deferred consulting was $63,000 during the year ended December 31, 2005.During the year ended December 31, 2004, the Company issued 60,000 shares of restricted common stock to the Company's president having a fair value of $168,000 on the date of grant and 100,000 shares of restricted common stock to a related party for services having a fair value of $125,000 on the date of grant.

NOTE 10  STOCK INCENTIVE PLAN

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

Initially the maximum number of shares of common stock issuable upon the exercise of restricted stock awards or stock options granted under the Plan was 1,500,000 shares. This amount is subject to increase on January 1 of each year beginning on January 1, 2000 by the lesser of 1.5% of the total number of shares of common stock then outstanding on a fully-diluted basis or 300,000 shares. As of December 31, 2005 the maximum number of shares of the Company's common stock available for issuance upon grants of restricted stock awards or stock options was 1,977,024 shares. To date, the Company has granted restricted stock awards or stock options which have been exercised for an aggregate of 380,416 shares of our common stock. Accordingly, the Company currently has 455,362 shares available under the Plan.

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

Options granted under the Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Incentive options can only be granted to a recipient who is our employee, and non-statutory options and restricted stock awards can be granted to employees, outside directors and consultants. Options granted to any optionee in a single fiscal year cannot exceed 1,000,000 shares, except that options granted to a new employee in his or her first year of employment cannot exceed 500,000 shares. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair marketvalue as determined on the date of the grant. The exercise price of non-statutory options cannot be less than 85% of the fair market value of the underlying shares on the date of the grant; however, the option agreement can provide that the exercise price varies in accordance with a pre-determined formula while the option is outstanding. The term of each Plan Option and the manner in which it may be exercised is determined by the board of the directors, provided that no Plan Option may be exercisable more than 10 years after the date of its grant.

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

There were no issues under the plan during 2005 and 2004.

NOTE 12  INCOME TAXES

As of December 31, 2005 and 2004, the Company had net operating loss ("NOL") carryforwards of approximately $5,031,080 and $5,005,700, respectively, available to reduce future federal and state taxable income. These NOL carryforwards will expire from 2022 through 2025. The Company had no other material temporary differences. Due to uncertainties related to the extent and timing of its future taxable income, the Company offset deferred tax assets of approximately $1,350,000 and $1,325,000 as of December 31, 2005 and 2004,
respectively, by an equivalent valuation allowance as of December 31, 2005 and 2004.

NOTE 13  SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the first quarter of fiscal 2006.