Form 10QSB
period 2006-03-31
TECHLABS INC
filed 2006-05-19
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 712,964 shares of common stock as of May 17, 2006.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended March 31, 2006

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

                                      INDEX


Part I.  Financial Information


Item 1.  Financial Statements


         Consolidated Balance Sheet at March 31, 2006 (unaudited) .............1


         Consolidated Statements of Operations for the three
         months ended March 31, 2006 and 2005 (unaudited) .....................2


         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2006 and 2005 (unaudited) .....................3


         Notes to Consolidated Financial Statements (unaudited) ...............4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................13


Item 3.  Controls and Procedures .............................................14


Part II  Other Information ...................................................15

                          PART I. FINANCIAL INFORMATION

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2006
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents .....................................   $         -
                                                                    -----------

      Total current assets

  Property, Plant & equipment, net ..............................             -

Other Assets ....................................................             -
                                                                    -----------

                                                                    $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ...........................   $    29,141
  Due to stockholders ...........................................         8,237
  Convertible note payable - related party, net .................        30,000
  Loan - related party ..........................................         6,500
                                                                    -----------

      Total Current Liabilities .................................        73,878

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special Preferred
    issued and outstanding ......................................        12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding ................             -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 225,000 shares Class C Preferred issued and
    outstanding .................................................           225
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 712,964 issued and outstanding ..................           713
  Additional paid-in capital ....................................     8,367,847
  Accumulated deficit ...........................................    (8,455,163)
                                                                    -----------

      Total Stockholders' Deficiency ............................       (73,878)
                                                                    -----------
                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)

                                                           For the Three Months
                                                                  Ended
                                                             2006        2005
                                                          ---------   ---------

Revenues ...............................................  $       -   $       -

Cost of sales ..........................................          -           -
                                                          ---------   ---------

  Gross profit .........................................          -           -

Operating expenses
  General and administrative ...........................      3,053       8,060
  Amortization of deferred compensation ................          -      26,250
                                                          ---------   ---------

Total operating expenses ...............................      3,053      34,310
                                                          ---------   ---------

Loss from continuing operations ........................     (3,053)    (34,310)

Other income (expense)
  Interest expense .....................................       (375)       (188)
                                                          ---------   ---------

                                                               (375)       (188)
                                                          ---------   ---------

Loss from operations before discontinued operations ....     (3,428)    (34,498)

Loss from discontinued operations ......................          -     (23,083)
                                                          ---------   ---------

Net loss ...............................................  $  (3,428)  $ (57,581)
                                                          =========   =========

Loss per share:
  Basic and diluted (loss) per common share from
   continuing operations ...............................  $   (0.00)  $   (0.05)

  Basic and diluted (loss) per common share from
   discontinued operations .............................       0.00       (0.03)
                                                          ---------   ---------

                                                          $   (0.03)  $   (0.08)
                                                          =========   =========

Basic and diluted weighted average shares outstanding ..    712,964     701,503
                                                          =========   =========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)

                                                            For the Three Months
                                                                   Ended
                                                              2006       2005
                                                            --------   --------
Operating Activities:
  Net (loss) .............................................  $ (3,428)  $(57,581)
  Net income (loss) loss from discontinued operations ....         -    (23,083)
  Loss from continuing operations ........................         -    (34,498)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Amortization of deferred compensation ................         -     26,250
    Changes in operating assets and liabilities:
      Increase in accounts payable .......................     3,428      2,592
      Discontinued operations, net .......................         -      1,221
                                                            --------   --------

        Net Cash (Used in) Operating Activities ..........     3,428    (27,518)
                                                            --------   --------

Investing Activities:
  Discontinued investing activities, net .................         -          -
                                                            --------   --------

        Net Cash (Used in) Investing Activities ..........         -          -
                                                            --------   --------

Financing Activities:
  Discontinued operations, net ...........................         -     21,803
  Proceeds from convertible notes ........................         -     30,000
  Proceeds from demand notes .............................         -    (24,285)
                                                            --------   --------

        Net Cash Provided by Financing Activities ........         -     27,518
                                                            --------   --------

Increase (decrease) in Cash and Cash Equivalents .........         -          -

Cash, beginning of period ................................         -          -
                                                            --------   --------

Cash, end of period ......................................  $      -   $      -
                                                            ========   ========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

(B) Basis of Consolidation

The accompanying consolidated financial statements for three months ended March 31, 2006 and 2005 include the accounts of Techlabs and the discontinued operations of its wholly-owned subsidiary Florida Fountain of Youth Spas from (inception) to March 31, 2006. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At March 31, 2006, all capitalized web site development costs had been fully amortized and or impaired.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of March 31, 2006 and 2005, the Company did not have any outstanding common stock equivalents.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense included in discontinued operations totaled $0 and $1,395 for the three months ended March 31, 2006 and 2005, respectively.

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,428, a working capital deficiency of $73,878, an accumulated deficit of $8,455,163, a stockholders' deficiency of $73,878. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that it will be able to raise additional capital and borrowings from its principal shareholder and will be able to continue as a going concern.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

NOTE 3   PROPERTY AND EQUIPMENT

Included in property, plant & equipment at March 31, 2006 are:

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
                                                             =========

Depreciation expense was $0 and $827 for the months ended March 31, 2006 and 2005, respectively and is included in the loss from discontinued operations.

The Hardware & computer equipment, reflected above is not currently in use by the Company. The net book value of the equipment is $0 at March 31, 2006 and 2005.

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

At March 31, 2006, the Company owed Yucatan Holding Company $8,237. This amount will be paid by the Company when working capital permits.

At March 31, 2006, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

During the year ended December 31, 2005, various entities owned by the president of Florida Fountain of Youth Spa made advances totaling $117,944 to the Company under an oral agreement. The outstanding balance of $187,575 has been extinguished pursuant to an agreement to transfer the net assets of Florida Fountain of Youth Spas to the president resulting on a gain on disposal of $133,528 for the year ended December 31, 2005. These advances were non-interest bearing, unsecured, and due on a demand basis.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

NOTE 6   COMMITMENTS AND CONTIGINCIES

LITIGATION

On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleged a breach of contract by Addante and Associates and sought $500,000 in damages. Pursuant to an Asset Purchase Agreement dated December 2, 2005, the lawsuit was dismissed by the Company.

NOTE 8   LOSS ON DISCONTINUED OPERATIONS

In October 2005, the Company closed the Florida Fountain of Youth Spa due to excessive competition and the inability to attract professional competent staff. The net assets of the spa were transferred to the president of Florida Fountain of Youth Spa in exchange for the forgiveness of advances totaling of $187,575.

The following operating results for the Florida Fountain of Youth Spas have been presented as loss from discontinued operations for all periods presented:

                                                      2006      2005
                                                      ----    --------
         Sales ...................................    $  -    $ 90,347

         Cost of sales ...........................       -      67,129
                                                      ----    --------

         Gross profit ............................       -      23,218

         Other costs and expenses ................       -     (46,301)
                                                      ----    --------

         Loss from discontinued operations .......    $  -    $(23,083)
                                                      ====    ========

NOTE 9   CAPITAL STOCK

The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 712,964 and Shares were issued and outstanding at March 31, 2006.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

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

There were no issues under the plan during the three months ended March 31, 2006.

NOTE 12  SUBSEQUENT EVENT

On July 28, 2004 Techlabs Board of Directors approved changing the corporate name to Siren International Corp. Techlabs anticipates filing an information statement with the SEC regarding this pending name change during the second quarter of fiscal 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As a result of the Company's decision to discontinue the operations of its Florida Fountain of Youth Spa during the fourth quarter of fiscal 2005, operating results for this business segment for the three months ended March 31, 2005 have been classified as a loss from discontinued operations. In addition, in December 2005 the Company completed the sale for $90,000 of the Starting Point.com website and all applicable content, trademarks, databases and domains. The Company is currently exploring opportunities in the micro-resort segment of the hospitality industry and believes that it will consummate transactions in fiscal 2006, with such business interests contributing to results from ongoing operations in fiscal 2006.

         We reported revenues of $0 and $0 for three months ended March 31, 2006 and March 31, 2005, respectively, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Cost of goods sold during the three months ended March 31, 2006 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the three months ended March 31, 2005 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Operating expenses during the three months ended March 31, 2006 totaled $3,053, as compared to operating expenses totaling $34,310 during the three months ended March 31, 2005. Operating expenses during the fiscal 2005 period included $26,250 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through July 2005.

         Other income (expense) for the fiscal 2006 and 2005 periods was ($375) and ($188), respectively, which amounts for both periods represented interest expense.

         The loss from operations before discontinued operations for the three months ended March 31, 2006 totaled $3,428, as compared to a loss from operations before discontinued operations for the three months ended March 31, 2005 totaling $34,498. The Company recorded a loss from discontinued operations of $0 in the fiscal 2006 period, compared to $23,083 in the fiscal 2005 period.

         The net loss for three months ended March 31, 2006 and March 31, 2005, respectively, were $(3,428) and ($57,581).

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had a working capital deficit of $73,878 as compared to a deficit of $70,450 at December 31, 2005. Net cash used by operating activities was $3,428 for the three months ended March 31, 2006, as compared to net cash used by operating activities of $27,518 for the three months ended March 31, 2005. This change primarily reflects the effect of the net loss from discontinued operations of $23,083 in the fiscal 2005 period.

         Net cash used in investing activities in the fiscal 2006 period was $0, compared to $0 in the fiscal 2005 period. Net cash provided by financing activities in the fiscal 2006 period was $0, compared to net cash provided by financing activities in the fiscal 2005 period of $27,518.

         We have an accumulated deficit of $8,455,163 at March 31, 2006 and the report from our independent auditor on our audited financial statements at December 31, 2005 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


         On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleged a breach of contract by Addante and Associates and sought $500,000 in damages. Pursuant to an Asset Purchase Agreement dated December 2, 2005, the lawsuit was dismissed by the Company.


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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.                        Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certification of Chief Executive and Financial Officer

(b) Reports on Form 8-K

         (1)  Current report, items 4.01               2006-01-12      000-26233
         (3)  Current report, items 4.01               2006-01-27      000-26233
         (3)  Current report, items 4.01 and 9.01      2006-03-02      000-26233
         (4)  Current report, items 4.01               2006-04-24      000-26233


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

Dated: May 19, 2006