Form 10QSB
period 2006-06-30
TECHLABS INC
filed 2006-09-15
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 815,464 shares of common stock as of September 12, 2006.

                                 TECHLABS, INC.
                 Form 10-QSB for the period ended June 30, 2006

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at June 30, 2006 (unaudited) ..............1

         Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited) ......................2

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2006 and 2005 (unaudited) ......................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................13

Item 3.  Controls and Procedures .............................................14

Part II  Other Information ...................................................15

                          PART I. FINANCIAL INFORMATION

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2006
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents ...................................     $         -
                                                                    -----------
      Total current assets

  Property, Plant & equipment, net ............................               -

Other Assets ..................................................               -
                                                                    -----------

                                                                    $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses .........................     $    45,370
  Due to stockholders .........................................          10,892
  Convertible note payable - related party, net ...............          30,000
  Loan - related party ........................................           6,500
                                                                    -----------

      Total Current Liabilities ...............................          92,762

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000
   shares authorized; 12,500,000 shares Class
   A Special Preferred issued and outstanding .................          12,500
  Preferred stock, $.001 par value; 10,000,000
   shares Class B authorized; no shares issued
   and outstanding ............................................               -
  Preferred stock, $.001 par value; 10,000,000
   shares authorized; 225,000 shares Class C
   Preferred issued and outstanding ...........................             225
  Common stock, $.001 par value; 200,000,000 shares
     authorized, 712,964 issued and outstanding ...............             816
  Deferred compensation .......................................         (25,625)
  Additional paid-in capital ..................................       8,418,994
  Accumulated deficit .........................................      (8,499,672)
                                                                    -----------

      Total Stockholders' Deficiency ..........................         (92,762)
                                                                    -----------

                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             Techlabs, Inc. and Subsidiaries
                          Consolidated Statements of Operations
                For the three and Six Months ended June 30, 2006 and 2005
                                       (unaudited)
                                          For the Three Months     For the Six Months
                                              Ended June 30,          Ended June 30,
                                            2006        2005        2006        2005
                                          ---------   ---------   ---------   ---------
Revenues ...............................  $       -   $       -   $       -   $       -

Cost of sales ..........................          -           -           -           -
                                          ---------   ---------   ---------   ---------

  Gross profit .........................          -           -           -           -

Operating expenses
  General and administrative ...........     18,509       6,930      21,562      14,990
  Amortization of deferred compensation      25,625      31,500      25,625      57,750
                                          ---------   ---------   ---------   ---------

Total operating expenses ...............     44,134      38,430      47,187      72,740
                                          ---------   ---------   ---------   ---------

Loss from continuing operations ........    (44,134)    (38,430)    (47,187)    (72,740)

Other income (expense)
  Interest expense .....................       (375)       (375)       (750)       (563)
                                          ---------   ---------   ---------   ---------

                                               (375)       (375)       (750)       (563)
                                          ---------   ---------   ---------   ---------

Loss from operations before discontinued
 operations ............................    (44,509)    (38,805)    (47,937)    (73,303)

Loss from discontinued operations ......          -     (27,692)          -     (50,775)
                                          ---------   ---------   ---------   ---------

Net loss ...............................  $ (44,509)  $ (66,497)  $ (47,937)  $(124,078)
                                          =========   =========   =========   =========
Loss per share:
  Basic and diluted (loss) per common
   share from continuing operations ....  $   (0.05)  $   (0.07)  $   (0.06)  $   (0.14)

  Basic and diluted (loss) per common
   share from discontinued operations ..       0.00       (0.05)       0.00       (0.10)
                                          ---------   ---------   ---------   ---------

                                          $   (0.03)  $   (0.12)  $   (0.03)  $   (0.24)
                                          =========   =========   =========   =========
Basic and diluted weighted average
  shares outstanding ...................    812,085     532,524     762,798     512,854
                                          =========   =========   =========   =========

       The accompanying notes are an integral part of these financial statements.

                                            2

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2006 and 2005
                                   (unaudited)

                                                            For the Six Months
                                                              Ended June 30,
                                                            2006         2005
                                                          ---------   ---------

Operating Activities:
  Net (loss) ...........................................  $ (47,937)  $(124,078)
  Net income (loss) loss from discontinued operations ..          -     (50,775)
  Loss from continuing operations ......................          -     (73,303)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Amortization of deferred compensation ..............     25,625      57,750
    Changes in operating assets and liabilities:
      Increase in accounts payable .....................     19,657       9,837
      Discontinued operations, net .....................          -        (445)
                                                          ---------   ---------

        Net Cash (Used in) Operating Activities ........     (2,655)    (56,936)
                                                          ---------   ---------
Investing Activities:
  Discontinued investing activities, net ...............          -     (19,604)
                                                          ---------   ---------

        Net Cash (Used in) Investing Activities ........          -     (19,604)
                                                          ---------   ---------
Financing Activities:
  Discontinued operations, net .........................          -      73,483
  Proceeds from convertible notes ......................          -      30,000
  Proceeds (Payments) to due to stockholder ............      2,655     (24,285)
                                                          ---------   ---------

        Net Cash Provided by Financing Activities ......      2,655      79,198
                                                          ---------   ---------

Increase (decrease) in Cash and Cash Equivalents .......          -       2,658

Cash, beginning of period ..............................          -           -
                                                          ---------   ---------

Cash, end of period ....................................  $       -   $   2,658
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

During the three months ended June 30, 2006, the Company reported that as a result of its two-year effort to research and develop business opportunities in the Caribbean basin and South America, it is moving forward with two new potential ventures. First, the company has entered into contract negotiations for an approximate 26,000 square-foot property located on Margarita Island, a Caribbean island of Venezuela, which will serve as its first micro-resort property. The company intends for the facility to serve as a destination for high-end vacations, catering to the adults-only market segment. Margarita Island, a part of the Minor Antilles chain, is situated only about 15 miles off the northern coast of Venezuela and is well known for the high quality of its beaches. Second, the Company has entered into an initial stage of negotiations to acquire Venezuelan-based Corporacion SportAlum C.A. (SportAlum), corporate website: www.sportalum.com, and will shortly commence a full due-diligence effort with respect to structuring a purchase transaction with SportAlum's principals. SportAlum specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world. Techlabs intends to complete its initial due-diligence efforts before the end of June, with an eye towards entering into definitive purchase agreement by the end of July 2006. Further, the Company has entered into a joint venture agreement with the controlling shareholder of SportAlum for the import into the United States of aluminum extrusions in a variety of custom shapes. Techlabs intends to resell the aluminum extrusions to a variety of companies engaged in the manufacture of home building materials and products, including window and door frames and assemblies.

(B) Basis of Consolidation

The accompanying consolidated financial statements for three and six months ended June 30, 2006 and 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas from (inception) to June 30, 2006. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At June 30, 2006, all capitalized web site development costs had been fully amortized and or impaired.

(J) Intangibles

Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of June 30, 2006 and 2005, the Company did not have any outstanding common stock equivalents.

(P) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense included in discontinued operations totaled $0 and $1,395 for the six months ended June 30, 2006 and 2005, respectively.

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $47,937, a working capital deficiency of $92,762, an accumulated deficit of $8,499,672, a stockholders' deficiency of $92,762. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

Although there are no assurances, the Company believes that it will be able to raise additional capital and borrowings from its principal shareholder and will be able to continue as a going concern.

NOTE 3   CONVERTIBLE NOTE PAYABLE

During 2005, the Company entered into a convertible note payable with an individual for $30,000. The note is convertible into common stock at $.60 per share up to a maximum of 50,000 shares. The note is convertible for a minimum of 15,000 shares of common stock. The note is due quarterly with the final payment was due March 1, 2006. The note accrues interest at 5% per annum and is unsecured. Interest payments of $375 are due quarterly.

NOTE 4   RELATED PARTY TRANSACTIONS

Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company.

At June 30, 2006, the Company owed Yucatan Holding Company $10,892. This amount will be paid by the Company when working capital permits.

At June 30, 2006, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

NOTE 5   COMMITMENTS AND CONTIGINCIES

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 6   LOSS ON DISCONTINUED OPERATIONS

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

The following operating results for the Florida Fountain of Youth Spas have been presented as loss from discontinued operations for all periods presented:

                                                    2006        2005
                                                 ---------   ---------
         Sales ................................  $       -   $ 156,194
         Cost of sales ........................          -     114,583
                                                 ---------   ---------
         Gross profit .........................          -      41,611
         Other costs and expenses .............          -      92,386
                                                 ---------   ---------
         Loss from discontinued operations ....  $       -   $ (50,775)
                                                 =========   =========

NOTE 7   CAPITAL STOCK

The Company's authorized capital consists of:

      a. 200,000,000 shares of common stock, par value $.001 per share, of which 712,964 and Shares were issued and outstanding at June 30, 2006.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

During the year ended December 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. Amortization of deferred consulting was $63,000 during the year ended December 31, 2005.

NOTE 8   STOCK INCENTIVE PLAN

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

There were no issues under the plan during the three months ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As a result of the Company's decision to discontinue the operations of its Florida Fountain of Youth Spa during the fourth quarter of fiscal 2005, operating results for this business segment for the three and six months ended June 30, 2005 have been classified as a loss from discontinued operations. In addition, in December 2005 the Company completed the sale for $90,000 of the Starting Point.com website and all applicable content, trademarks, databases and domains. The Company is currently exploring opportunities in the micro-resort segment of the hospitality industry and believes that it will consummate transactions in fiscal 2006, with such business interests contributing to results from ongoing operations in fiscal 2006.

         We reported revenues of $0 and $0 for three months ended June 30, 2006 and June 30, 2005, respectively, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations. For the six months ended June 30, 2006 and June 30, 2005, we reported revenues of $0 and $0, respectively.

         Cost of goods sold during the three months ended June 30, 2006 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the three months ended June 30, 2005 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Cost of goods sold during the six months ended June 30, 2006 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the six months ended June 30, 2005 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Operating expenses during the three months ended June 30, 2006 totaled $44,134, as compared to operating expenses totaling $38,430 during the three months ended June 30, 2005. Operating expenses during the fiscal 2006 period included $25,625 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through September 2006. Operating expenses during the fiscal 2005 period included $31,500 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through July 2005.

         Operating expenses during the six months ended June 30, 2006 totaled $47,187, as compared to operating expenses totaling $72,740 during the six months ended June 30, 2005. Operating expenses during the fiscal 2006 period included $25,625 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through September 2006. Operating expenses during the fiscal 2005 period included $57,750 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through July 2005.

         Other income (expense) for the fiscal 2006 and 2005 three month periods was ($375) and ($375), respectively, which amounts for both periods represented interest expense. Other income (expense) for the fiscal 2006 and 2005 six month periods was ($750) and ($563), respectively, which amounts for both periods represented interest expense.

         The loss from operations before discontinued operations for the three months ended June 30, 2006 totaled $44,509, as compared to a loss from operations before discontinued operations for the three months ended June 30, 2005 totaling $38,805. The Company recorded a loss from discontinued operations of $0 in the fiscal 2006 period, compared to $27,692 in the fiscal 2005 period.

         The loss from operations before discontinued operations for the six months ended June 30, 2006 totaled $47,937, as compared to a loss from operations before discontinued operations for the six months ended June 30, 2005 totaling $73,303. The Company recorded a loss from discontinued operations of $0 in the fiscal 2006 period, compared to $50,775 in the fiscal 2005 period.

         The net loss for three months ended June 30, 2006 and June 30, 2005, respectively, were $(44,509) and ($66,497). The net loss for six months ended June 30, 2006 and June 30, 2005, respectively, were $(47,937) and ($124,078).

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had a working capital deficit of $92,762 as compared to a deficit of $70,450 at December 31, 2005. Net cash used by operating activities was $2,655 for the six months ended June 30, 2006, as compared to net cash used by operating activities of $56,936 for the six months ended June 30, 2005. This change primarily reflects the effect of the net loss from discontinued operations of $50,775 in the fiscal 2005 period.

         Net cash used in investing activities in the fiscal 2006 period was $0, compared to $19,604 the fiscal 2005 period. Net cash provided by financing activities in the fiscal 2006 period was $2,655, compared to net cash provided by financing activities in the fiscal 2005 period of $56,936.

         We have an accumulated deficit of $8,499,672 at June 30, 2006 and the report from our independent auditor on our audited financial statements at December 31, 2005 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006 (the "Evaluation Date). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.                        Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certification of Chief Executive and Financial Officer

(b) Reports on Form 8-K

         (1)  Current report, items 7.01 and 9.01      2006-06-08      000-26233
         (2)  Current report, items 4.01               2006-04-24      000-26233

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

Dated: September 15, 2006