Form 10QSB
period 2006-09-30
TECHLABS INC
filed 2006-11-16
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 815,464 shares of common stock as of November 8, 2006.

                                 TECHLABS, INC.
               Form 10-QSB for the period ended September 30, 2006

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2006 (unaudited) .........1

         Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited) .................2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2006 and 2005 (unaudited) .................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................13

Item 3.  Controls and Procedures .............................................15

Part II  Other Information ...................................................15

                          PART I. FINANCIAL INFORMATION

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2006
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents ......................................  $         -
                                                                    -----------
      Total current assets

  Property, Plant & equipment, net ...............................            -

Other Assets .....................................................            -
                                                                    -----------

                                                                    $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ............................  $    51,245
  Due to stockholders ............................................       10,892
  Convertible note payable - related party, net ..................       30,000
  Due to related party ...........................................       37,000
  Loan - related party ...........................................        6,500
                                                                    -----------

      Total Current Liabilities ..................................      135,637

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special Preferred
    issued and outstanding .......................................       12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding .................            -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 225,000 shares Class C Preferred issued and
    outstanding ..................................................          225
  Common stock, $.001 par value; 200,000,000 shares authorized,
    815,464 issued and outstanding ...............................          816
  Deferred compensation ..........................................            -
  Additional paid-in capital .....................................    8,418,994
  Accumulated deficit ............................................   (8,568,172)
                                                                    -----------

      Total Stockholders' Deficiency .............................     (135,637)
                                                                    -----------

                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                  Techlabs, Inc. and Subsidiaries
                               Consolidated Statements of Operations
                  For the Three and Nine Months ended September 30, 2006 and 2005
                                            (unaudited)

                                                     For the Three Months     For the Nine Months
                                                      Ended September 30,     Ended September 30,
                                                        2006        2005        2006       2005
                                                     ---------   ---------   ---------   ---------
Revenues ..........................................  $       -   $       -   $       -   $       -

Cost of sales .....................................          -           -           -           -
                                                     ---------   ---------   ---------   ---------

  Gross profit ....................................          -           -           -           -

Operating expenses
  General and administrative ......................      5,500         322      27,062      21,318
  Acquisition & development .......................     37,000           -      37,000           -
  Amortization of deferred compensation ...........     25,625       5,250      51,250      63,000
                                                     ---------   ---------   ---------   ---------

Total operating expenses ..........................     68,125       5,572     115,312      84,318
                                                     ---------   ---------   ---------   ---------

Loss from continuing operations ...................    (68,125)     (5,572)   (115,312)    (84,318)

Other income (expense)
  Interest expense ................................       (375)    (13,789)     (1,125)    (14,164)
                                                     ---------   ---------   ---------   ---------

                                                          (375)    (13,789)     (1,125)    (14,164)
                                                     ---------   ---------   ---------   ---------

Loss from operations before discontinued operations    (68,500)    (19,361)   (116,437)    (98,482)

Loss from discontinued operations .................          -     (23,613)          -     (68,570)
                                                     ---------   ---------   ---------   ---------


Net loss ..........................................  $ (68,500)  $ (42,974)  $(116,437)  $(167,052)
                                                     =========   =========   =========   =========

Loss per share:
  Basic and diluted (loss) per common share
    from continuing operations ....................  $   (0.08)  $   (0.03)  $   (0.15)  $   (0.14)

  Basic and diluted (loss) per common share
    from discontinued operations ..................       0.00       (0.03)       0.00       (0.10)
                                                     ---------   ---------   ---------   ---------

                                                     $   (0.03)  $   (0.06)  $   (0.03)  $   (0.24)
                                                     =========   =========   =========   =========

Basic and diluted weighted average
  shares outstanding ..............................    815,464     712,964     780,546     709,214
                                                     =========   =========   =========   =========

             The accompanying notes are an integral part of these financial statements.

                                                 2

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2006 and 2005
                                   (unaudited)

                                                           For the Nine Months
                                                           Ended September 30,
                                                             2006        2005
                                                          ---------   ---------
Operating Activities:
  Net (loss) ...........................................  $(116,437)  $(124,078)
  Net income (loss) loss from discontinued operations ..          -     (50,775)
  Loss from continuing operations ......................          -     (73,303)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Amortization of deferred compensation ..............     51,250      57,750
    Changes in operating assets and liabilities:
      Increase in accounts payable .....................     25,532       9,837
      Discontinued operations, net .....................          -        (445)
                                                          ---------   ---------

        Net Cash (Used in) Operating Activities ........    (39,655)    (56,936)
                                                          ---------   ---------

Investing Activities:
  Discontinued investing activities, net ...............          -     (19,604)
                                                          ---------   ---------

        Net Cash (Used in) Investing Activities ........          -     (19,604)
                                                          ---------   ---------

Financing Activities:
  Discontinued operations, net .........................          -      73,483
  Proceeds from convertible notes ......................          -      30,000
  Due to related party .................................     37,000           -
  Proceeds (Payments) to due to stockholder ............      2,655     (24,285)
                                                          ---------   ---------

        Net Cash Provided by Financing Activities ......     39,655      79,198
                                                          ---------   ---------

Increase (decrease) in Cash and Cash Equivalents .......          -       2,658

Cash, beginning of period ..............................          -           -
                                                          ---------   ---------

Cash, end of period ....................................  $       -   $   2,658
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

Techlabs, Inc. ("Techlabs") was incorporated in the State of Florida in May 1998 under the name Coordinated Physician Services, Inc. to organize and operate primary care physician networks for managed medical care organizations. In February 1999 the Company abandoned this business due to excessive competition and changed its name to Techlabs, Inc. Prior to January 2004, the Company generated revenues through the rental of its list of targeted, opt-in email addresses which were generated from their website. During November 2004, the Company formed Florida Fountain of Youth Spas, Inc. and opened Florida Fountain of Youth Spa, a full service spa located in South Florida. The Company abandoned this business in October 2005 due to excessive competition.

During the current fiscal year the Company reported that as a result of its two-year effort to research and develop business opportunities in the Caribbean basin and South America, it is moving forward with two new potential ventures. First, the company has entered into contract negotiations for an approximate 26,000 square-foot property located on Margarita Island, a Caribbean island of Venezuela, which will serve as its first micro-resort property. The company intends for the facility to serve as a destination for high-end vacations, catering to the adults-only market segment. Margarita Island, a part of the Minor Antilles chain, is situated only about 15 miles off the northern coast of Venezuela and is well known for the high quality of its beaches. Second, the Company has entered into an initial stage of negotiations to acquire Venezuelan-based Corporacion SportAlum C.A. (SportAlum), corporate website: www.sportalum.com, and will shortly commence a full due-diligence effort with respect to structuring a purchase transaction with SportAlum's principals. SportAlum specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world. Techlabs intends to complete its initial due-diligence efforts before the end of June, with an eye towards entering into definitive purchase agreement by the end of 2006. Further, the Company has entered into a joint venture agreement with the controlling shareholder of SportAlum for the import into the United States of aluminum extrusions in a variety of custom shapes. Techlabs intends to resell the aluminum extrusions to a variety of companies engaged in the manufacture of home building materials and products, including window and door frames and assemblies.

(B) Basis of Consolidation

The accompanying consolidated financial statements for three and nine months ended September 30, 2006 and 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas, Inc. from (inception) to September 30, 2006. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

(D) Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

(E) Concentration of Credit Risk

The Company did not rely on any one significant customer for more than 10% of its revenues.

(F) Revenue Recognition

Revenue is recognized using accrual basis.

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At September 30, 2006, all capitalized web site development costs had been fully amortized and/or impaired.

(J) Intangibles

Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years. At September 30, 2006, all intangible assets had been fully amortized and/or impaired.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

(K) Long-Lived Assets

Long-lived assets and certain identifiable intangible assets (other than goodwill and intangible assets with indefinite lives) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets (other than goodwill and intangible assets with indefinite lives), the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews such long-lived assets to determine that carrying values are not impaired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives; however, no maximum life is applied.

(L) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of September 30, 2006 and 2005, the Company did not have any outstanding common stock equivalents.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

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

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense included in discontinued operations totaled $0 and $1,395 for the nine months ended September 30, 2006 and 2005, respectively.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $116,437, a working capital deficiency of $135,637, an accumulated deficit of $8,568,172, a stockholders' deficiency of $135,637. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2006, the Company owed a majority shareholder $10,892. This amount will be paid by the Company when working capital permits.

At September 30, 2006, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

At September 30, 2006, the Company owed a related party $37,000 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

NOTE 5   COMMITMENTS AND CONTIGINCIES

LITIGATION

On August 23, 2004 Techlabs filed a complaint against Addante and Associates, a Delaware corporation, in the U.S. District Court for the Eastern District of Tennessee, styled Techlabs, Inc. and Starting Point, Inc. v. Addante and Associates, Case No. 3:04-CV-385. Techlabs had previously engaged Addante and Associates to perform certain services for it in connection with its Starting Point.com web site. In this complaint Techlabs alleged a breach of contract by Addante and Associates and was seeking $500,000 in damages. Pursuant to an Asset Purchase Agreement dated December 2, 2005, the lawsuit was dismissed by the Company.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

NOTE 6   LOSS ON DISCONTINUED OPERATIONS

In October 2005, the Company closed the Florida Fountain of Youth Spa due to excessive competition and the inability to attract professional competent staff. The net assets of the spa were transferred to the president of Florida Fountain of Youth Spas, Inc. in exchange for the forgiveness of advances totaling $187,575.

The following operating results for the Florida Fountain of Youth Spas have been presented as loss from discontinued operations for all periods presented:

                                                   2006         2005
                                                ---------    ---------
         Sales .............................    $       -    $ 204,310
         Cost of sales .....................            -      157,798
                                                ---------    ---------
         Gross profit ......................            -       46,512
         Other costs and expenses ..........            -      115,082
                                                ---------    ---------
         Loss from discontinued operations .    $       -    $ (68,570)
                                                =========    =========

NOTE 7   CAPITAL STOCK

The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 815,464 and Shares were issued and outstanding at September 30, 2006.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

         - amend its articles of incorporation or bylaws;

         - change the authorized number of its directors; or

         - declare, order or pay any dividends on any class of its securities.

During the nine months ended September 30, 2006, the Company issued 102,500 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $51,250 on the date of grant. The consulting agreement calls for services to be performed through September 2006. Amortization of deferred consulting was $51,250 during the nine months ended September 30, 2006. During the year ended December 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. Amortization of deferred consulting was $63,000 during the year ended December 31, 2005.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006

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

There were no issues under the plan during the nine month periods ended September 30, 2006 and 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As a result of the Company's decision to discontinue the operations of its Florida Fountain of Youth Spa during the fourth quarter of fiscal 2005, operating results for this business segment for the three and nine months ended September 30, 2005 have been classified as a loss from discontinued operations. In addition, in December 2005 the Company completed the sale for $90,000 of the Starting Point.com website and all applicable content, trademarks, databases and domains. The Company is now moving forward in the development of opportunities in the Caribbean basin and South America and believes that it will consummate transactions prior to the end of 2006, with such business interests contributing to results thereafter. Most notably, the Company has entered into a letter of intent to acquire a minimum of a 51% interest in Venezuelan-based Corporacion SportAlum C.A., having also commenced a due-diligence effort with respect to the proposed transaction. SportAlum specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world.

         We reported revenues of $0 and $0 for three months ended September 30, 2006 and September 30, 2005, respectively, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations. For the nine months ended September 30, 2006 and September 30, 2005, we reported revenues of $0 and $0, respectively.

         Cost of goods sold during the three months ended September 30, 2006 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the three months ended September 30, 2005 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Cost of goods sold during the nine months ended September 30, 2006 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the nine months ended September 30, 2005 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa for the 2005 period have been classified as discontinued operations.

         Operating expenses during the three months ended September 30, 2006 totaled $68,125, as compared to operating expenses totaling $5,572 during the three months ended September 30, 2005. Operating expenses during the fiscal 2006 period included $25,625 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through September 2006. Operating expenses during the fiscal 2006 period also included $37,000 for costs relating to the Company's development activities in the Caribbean basin and South America. Operating expenses during the fiscal 2005 period included $5,250 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through July 2005.

         Operating expenses during the nine months ended September 30, 2006 totaled $115,312, as compared to operating expenses totaling $84,318 during the nine months ended September 30, 2005. Operating expenses during the fiscal 2006 period included $51,250 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through September 2006. Operating expenses during the fiscal 2006 period also included $37,000 for costs relating to the Company's development activities in the Caribbean basin and South America. Operating expenses during the fiscal 2005 period included $63,000 for the amortization of deferred compensation to a third party pursuant to a consulting agreement that called for services to be performed through July 2005.

         Other income (expense) for the fiscal 2006 and 2005 three month periods was ($375) and ($13,789), respectively, which amounts for both periods represented interest expense. Other income (expense) for the fiscal 2006 and 2005 nine month periods was ($1,125) and ($14,164), respectively, which amounts for both periods represented interest expense. Interest expense in the fiscal 2005 three and ninth month periods primarily represents interest expense accrued on the conversion of a note that was subsequently deemed in the fourth quarter of fiscal 2005 to have not been converted.

         The loss from operations before discontinued operations for the three months ended September 30, 2006 totaled $68,500, as compared to a loss from operations before discontinued operations for the three months ended September 30, 2005 totaling $19,361. The Company recorded a loss from discontinued operations of $0 in the fiscal 2006 period, compared to $23,613 in the fiscal 2005 period.

         The loss from operations before discontinued operations for the nine months ended September 30, 2006 totaled $116,437, as compared to a loss from operations before discontinued operations for the nine months ended September 30, 2005 totaling $98,482, The Company recorded a loss from discontinued operations of $0 in the fiscal 2006 period, compared to $68,570 in the fiscal 2005 period.

         The net loss for three months ended September 30, 2006 and September 30, 2005, respectively, were $(68,500) and ($42,974). The net loss for nine months ended September 30, 2006 and September 30, 2005, respectively, were $(116,437) and ($167,052).

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had a working capital deficit of $135,637 as compared to a deficit of $70,450 at December 31, 2005. Net cash used by operating activities was $39,655 for the nine months ended September 30, 2006, as compared to net cash used by operating activities of $56,936 for the nine months ended September 30, 2005. This change primarily reflects the effect of the net loss from discontinued operations of $50,775 in the fiscal 2005 period, partly offset by an increase in accounts payable of $25,532 in the fiscal 2006 period.

         Net cash used in investing activities in the fiscal 2006 period was $0, compared to $19,604 the fiscal 2005 period. Net cash provided by financing activities in the fiscal 2006 period was $39,655, compared to net cash provided by financing activities in the fiscal 2005 period of $79,198.

         We have an accumulated deficit of $8,568,172 at September 30, 2006 and the report from our independent auditor on our audited financial statements at December 31, 2005 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006 (the "Evaluation Date). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2006