Form 10KSB
period 2006-12-31
TECHLABS INC
filed 2007-04-23
CIK 1082530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2006


         [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                        Commission file number 000-26233


                                 TECHLABS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


               Florida                                  65-0843965
   ---------------------------------        ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)


         1820 NE Jensen Beach Blvd.
         Suite 634
         Jensen Beach, Florida                                   34957
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)


                     Issuer's telephone number 267-350-9210
                                               ------------

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

State issuer's revenues for its most recent fiscal year. $0 for the 12 months ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Techlabs common stock on April 6, 2007 is approximately $2,652,470.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 6, 2007, 22,895,464 shares of common stock are issued and outstanding.

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We have historically generated our revenues from fees earned by us from the rental of our Starting Point.com email list, and from fees paid directly by customers of our Florida Fountain of Youth Spa, an anti-aging day spa located in Stuart, Florida, which began operations in November 2004. During the fourth quarter of 2005 we determined to discontinue the operations of the Florida Fountain of Youth Spa. In December 2005 the Company completed the sale of the Starting Point.com website and all applicable content, trademarks, databases and domains. At present, The Company's primary focus is centered on developing business opportunities in the Caribbean basin and South America, including the import and resale of aluminum extrusion products, as well as its planned acquisition of a minimum of a 51% interest in Venezuelan-based Corporacion SportAlum C.A, which specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world.

         During 2006 the Company reported that as a result of its two-year effort to research and develop business opportunities in the Caribbean basin and South America, Company entered into a letter of understanding to acquire Venezuelan-based Corporacion SportAlum C.A. (SportAlum). The Company has commenced a full due-diligence effort with respect to structuring a purchase transaction with SportAlum's principals. SportAlum specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world. Further, the Company has entered into a joint venture agreement with the controlling shareholder of SportAlum for the import into the United States of aluminum extrusions in a variety of custom shapes. Techlabs intends to resell the aluminum extrusions to a variety of companies engaged in the manufacture of home building materials and products, including window and door frames and assemblies.

         To support its efforts to import and resell aluminum extrusions, subsequent to the end of 2006 the Company formed a new subsidiary, Hemisphere Metals, which is engaged in this business activity.

         Subsequent to the end of 2006, the Company entered into an agreement in principle to acquire Storm Depot International from Eline Entertainment Group, Inc. Storm Depot International has a dealer network on both Florida coasts and is a leader in the hurricane protection market. Storm Depot International recently agreed to commit to the purchase of aluminum extrusion products for the 2007 hurricane season from Hemisphere Metals.

         With respect to it's historical interests in Internet related businesses, Techlabs also owns Interplanner.com and InternetChic Marketing. Neither of these web site properties are generating revenues at this time. Interplanner.com was designed as a free online calendar and personal information management (PIM) service that offered a comprehensive set of features, including a personal calendar, group calendars, contact lists, appointment entry and tracking, and task lists, as well as a variety of content. Interplanner's original source code and documentation was developed for us by a third party. We own all intellectual property rights associated with Interplanner. InternetChic Marketing was a business-to-business marketing solution provider focused on developing and implementing Internet marketing and web site traffic building programs for Internet businesses and traditional brick and mortar companies.

COMPETITION

         With respect to the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities, SportAlum competes with a variety of companies engaged in various segments of the construction industry, many of whom specialize in the construction of sports and entertainment facilities. While a majority of these companies operate solely within the countries where they are domiciled, several have worldwide operations and thus far greater resources than SportAlum.

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


EMPLOYEES

         As of December 31, 2006 we had one part-time employee, Jayme Dorrough, our sole officer and director.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE DO NOT ANTICIPATE THAT WE WILL REPORT A PROFIT IN THE FORESEEABLE FUTURE.

         For the year ended December 31, 2006, we reported a net loss of $155,406 and at December 31, 2006 we had an accumulated deficit of $8,607,141. While a significant portion of our accumulated losses from inception through December 31, 2006 are non-cash, we have never generated sufficient revenues to offset our operating costs. While the recent new business initiatives the Company has entered into are expected to generate revenue during 2007, and while we continue to seek new business that can be either acquired or started-up, there exist no assurances that we will be successful in this regard and that any new business interests will generate sufficient revenue to meet our operating expenses in future periods. Our principal stockholder has historically advanced certain funds to us to pay our expenses, and we believe that it will continue to pay these expenses for us until such time as we are able to generate sufficient revenues from our own operations. As a result of the uncertainty surrounding our revenues in the near future, you should not purchase shares of our common stock based upon our historical operations or financial results.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The former operations of our Florida Fountain of Youth Spa were conducted from a 3,033 square foot facility located in Stuart Florida, under a lease agreement that expired on April 30, 2006, which had base rent of $39,429 per annum.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no submissions of matters to security holders in the period ended December 31, 2006.


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

                                                   High          Low
FISCAL 2005

First Quarter ended March 31, 2005 .............   $1.50        $0.82
Second Quarter ended June 30, 2005 .............   $1.40        $0.49
Third Quarter ended September 30, 2005 .........   $1.25        $0.96
Fourth Quarter ended December 31, 2005 .........   $1.00        $0.35


FISCAL 2006

First Quarter ended March 31, 2006 .............   $0.70        $0.25
Second Quarter ended June 30, 2006 .............   $4.00        $0.47
Third Quarter ended September 30, 2006 .........   $2.73        $0.69
Fourth Quarter ended December 31, 2006 .........   $0.80        $0.07


         On April 6, 2007 the last sale price of our common stock as reported on the OTCBB was $0.19. As of April 6, 2007 there were approximately 54 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

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

Equity compensation plans
not approved by stockholders       none          none             none


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

         As a result of the Company's decision to discontinue the operations of its Florida Fountain of Youth Spa, operating results for this business segment have been classified as a loss from discontinued operations for all periods presented. The Company recently entered into new business initiatives in South America and the Caribbean basin and believes that such business interests will contribute to revenue from ongoing operations in fiscal 2007.

         We reported revenues of $0 and $0 for the fiscal years 2006 and 2005, respectively, as results of operations from the Company's Florida Fountain of Youth Spa during 2005 were classified as discontinued operations. Net income
(loss) for fiscal years 2006 and 2005, respectively, were $(155,406) and ($24,904) for those respective periods, as results of operations from the Company's Florida Fountain of Youth Spa in the 2005 period were classified as discontinued operations.

         Cost of goods sold in fiscal 2005 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold in fiscal 2004 of $0 and a resulting gross margin of $0, as results of operations from the Company's Florida Fountain of Youth Spa in the 2005 period have been classified as discontinued operations.

         Selling, general and administrative expenses decreased to $32,937 in fiscal 2006, from $75,312 in fiscal 2005, reflecting primarily as professional fees related to the sale of Starting Point.com that were incurred in 2005, as well as compensation paid to our President in 2005, for which there were no corresponding expenses in 2006.

         Total operating expenses in fiscal 2006 also include $37,000 for acquisition and development costs related to our new business initiatives in South America and the Caribbean basin, for which there were no corresponding expenses in the 2005 period. Also included in total operating expenses in 2006 was $83,969 for the amortization of deferred compensation, compared to $63,000 in 2005. Such expenses in both the 2006 and 2005 periods represent the value of common stock issued as compensation for consulting services.

         Other income (expense) for 2006 and 2005 was ($1,500) and $58,688, Respectively, which amount in the 2006 period represents interest expense. Other income (expense) during 2005 includes a gain of $60,000 from the sale of Starting Point.com, offset by interest expense of $1,312.

         The loss from operations before discontinued operations for 2006 totaled $155,406, as compared to a loss of from operations before discontinued operations of $79,624 in 2005. The Company did not incur a loss from discontinued operations in 2006. The Company recorded a loss from discontinued operations of $78,808 in 2005, which amount was offset by a gain on the disposal of discontinued operations of $133,529.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had a working capital deficit of $141,887, as compared to a deficit of $70,450 at December 31, 2005. Net cash used in operating activities was $39,655, compared to net cash provided by operating activities of $37,036 for 2005. Net cash provided by investing activities in 2006 $0 as compared to net cash provided by investing activities of $24,467 in 2005. Net cash provided by financing activities in 2006 was $39,655, compared to net cash used in financing activities of $61,503 in 2005.

         We have an accumulated deficit of $8,607,141 at December 31, 2006, and the report from of our independent auditor on our audited financial statements at December 31, 2006 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

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

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following individuals are our executive officers and directors:

              Name                    Age            Position
              ----                    ---            --------
         Jayme Dorrough               38             Director, President
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2005, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.

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

         Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Techlabs, Inc., 1820 NE Jensen Beach Blvd., Suite 634, Jensen Beach, Florida 34957.

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

                                      Annual                                  Long-Term
                                   Compensation                              Compensation
                       ---------------------------------------   --------------------------------------
                                                                 Restricted   Securities
                                                  Other Annual     Stock      Underlying       All
Name and Principal     Fiscal   Salary    Bonus   Compensation     Awards      Options        Other
Position                Year      ($)      ($)        ($)            ($)        SAR (#)    Compensation
-------------------------------------------------------------------------------------------------------
Jayme Dorrough          2006    $     0    $0       $      0         $0            0           $0
President and           2005    $30,000    $0       $      0         $0            0           $0
Director (1)

_________

(1) Mrs. Dorrough has served as our president since February 2001. Mrs. Dorrough is not a party to an employment agreement with us. While we do not pay Mrs. Dorrough a salary, she was paid $30,000 for the year ended December 31, 2005.

STOCK OPTIONS

         There were no stock options or stock appreciated rights granted to the named executive officers in the fiscal year ended December 31, 2006.

         There were no stock options exercised by the named executive officers during the fiscal year ended December 31, 2006. There were no stock options or stock appreciation rights held or exercised by the named executive officers during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

         We do not pay directors for attending meeting of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of April 3, 2007, there were 22,895,464 shares of our common stock, 12,500,000 shares of our Class A Special Preferred Stock and 92,000 shares of our Class C Preferred Stock issued and outstanding. These securities represent all of our issued and outstanding voting securities. Each share of common stock is entitled to one vote, each share of Class A Special Preferred Stock is entitled to three votes and each share of Class C Preferred Stock is entitled to 150 votes on all matters submitted to our shareholders for a vote, and all three classes of these securities vote together as one class. The following table contains information regarding beneficial ownership of our common stock as of April 3, 2006 held by:

         * persons who own beneficially more than 5% of our outstanding voting securities,

         *  our directors,

         *  named executive officers, and

         *  all of our directors and officers as a group.

         A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from March 31, 2005 upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised. Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1820 NE Jensen Beach Blvd., Suite 634, Jensen Beach, Florida 34957. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our voting securities beneficially owned by them.

                                Amount and Nature
Name of                           of Beneficial    Percentage    Percentage of
Beneficial Owner                    Ownership       of Class   Voting Control(1)
----------------                -----------------  ----------  -----------------

Common Stock
------------
Jayme Dorrough (2) ............    20,242,530         88.4%          79.6%
All executive officers
  and directors as a
  group (one person)(2) .......    20,242,530         88.4%          79.6%
Yucatan Holding Company (2) ...    20,242,530         88.4%          79.6%


Class A Special Preferred Stock
-------------------------------
Jayme Dorrough (2) ............     8,330,000         66.6%          79.6%
All executive officers
  and directors as a
  group (one person)(2) .......     8,330,000         66.6%          79.6%
Thomas J. Taule (3) ...........     4,170,000         33.3%          16.9%
Yucatan Holding Company (2) ...     8,330,000         66.6%          79.6%


Class C Preferred Stock (4)
---------------------------
Jayme Dorrough (2) ............        92,000          100%          79.6%
All executive officers
  and directors as a
  group (one person)(2) .......        92,000          100%          79.6%
Yucatan Holding Company (2) ...        92,000          100%          79.6%
_________

 *  represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock, shares of our Class A Special Preferred Stock and Class C Preferred Stock at March 31, 2006. At March 31, 2006 the holders of our outstanding shares of common stock, Class A Special Preferred Stock and Class C Preferred Stock were entitled to an aggregate of 74,195,464 votes at any meeting of our shareholders, which includes 22,895,464 votes attributable to the outstanding shares of common stock, 37,500,000 votes attributable to the outstanding shares of Class A Special Preferred Stock and 13,800,000 votes attributable to the Class C Preferred Stock.

(2) Mrs. Dorrough, our sole officer and director, is the sole officer and director of Yucatan Holding Company. All shares owned beneficially by Mrs. Dorrough are owned of record by Yucatan Holding Company. The 20,242,530 shares of common stock, 8,330,000 shares of Class A Special Preferred Stock (which is entitled to 24,990,000 votes) and 92,000 shares of Class C Preferred Stock (which is equal to 13,800,000 votes) are aggregated together in determining the Percent of Voting Control held by Mrs. Dorrough through Yucatan Holding Company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Yucatan Holding Company, the Company's principal shareholder, has advanced funds for working capital. In December the Company paid Mrs. Jayme Dorrough, the Company's sole officer and director and the principal of Yucatan Holding Company, Inc., $30,000 in compensation for 2005. Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company.

         At December 31, 2006, the Company owed Yucatan Holding Company $10,892. This amount will be paid by the Company when working capital permits.

         At December 31, 2006, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

         At December 31, 2006, the Company owed a related party $37,000 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3(i)(a)  Articles of Incorporation (1)
    3(i)(b)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(c)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(d)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(e)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(f)  Articles of Amendment to the Articles of Incorporation (1)
    3(i)(g)  Articles of Amendment to the Articles of Incorporation (2)
    3(ii)    Bylaws (1) 10 1999 Stock Incentive Plan (3)
    14       Code of Ethics (4)
    16.1     Letter from Webb & Company, P.A. regarding change in certifying accountants (5)
    23.1     Consent of Independent Registered Public Accounting Firm
    31.1     Rule 13a-14a/5d-14(a) Certification of Chief Executive and
             Financial Officer
    32.1     Section 1350 Certification of Chief Executive and Financial Officer
    _________

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

    (4) Incorporated by reference to the registrant's Report on Form 10-KSB as filed with the SEC on April 22, 2004.

    (5) Incorporated by reference to the registrant's Report on Form 8-K/A as filed with the SEC on March 2, 2006.

(b) Reports on Form 8-K

    (1)  Current report, items 4.01                  2006-01-12        000-26233
    (2)  Current report, items 4.01                  2006-01-27        000-26233
    (3)  Current report, items 4.01 and 9.01         2006-03-02        000-26233
    (4)  Current report, items 4.01                  2006-04-24        000-26233
    (5)  Current report, items 4.01                  2006-11-29        000-26233
    (6)  Current report, items 4.01                  2007-04-16        000-26233

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Baumann, Raymondo & Company, PA, audited the Company's financial statements for the fiscal years ended December 31, 2006 and 2005.

         Fees related to services performed by Baumann, Raymondo & Company, PA such firms in fiscal 2006 and 2005 were as follows:

                                       2006        2005
                                       ----        ----
         Audit Fees (1)             $ 19,000   $ 10,000
         Audit-Related Fees                0          0
         Tax Fees (2)                      0          0
         All Other Fees                    0          0
         -----------------------------------------------

         Total                      $ 19,000   $ 10,000
         _________

         (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

         (2) Tax fees principally included tax advice, tax planning and tax return preparation.

         The Board of Directors has reviewed and discussed with the Company's management and Baumann, Raymondo & Company, PA the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2006 fiscal year. The Board has also discussed with Baumann, Raymondo & Company, PA the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

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


Dated: April 23, 2006                   Techlabs, Inc.

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

      SIGNATURE                      TITLE                        DATE

 /s/ Jayme Dorrough            Director, President            April 23, 2006
 ------------------            and Secretary
 Jayme Dorrough

                                 TECHLABS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------


Report of Independent Registered Public Accounting Firm...................F-2


Consolidated Balance Sheet -
         December 31, 2005................................................F-3


Consolidated Statements of Operations -
         For the Years Ended December 31, 2005 and 2004...................F-4


Statements of Changes in Stockholders' Deficit -
         For the Years Ended December 31, 2005 and 2004...................F-5


Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2005 and 2004...................F-6


Notes to Consolidated Financial Statements................................F-7

                        BAUMANN, RAYMONDO & COMPANY, P.A.
                          405 N. REO STREET, SUITE 200
                                 TAMPA, FL 33609
                                 (813) 288-8826


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Techlabs, Inc.
Jensen Beach, FL

We have audited the accompanying consolidated balance sheet of Techlabs, Inc. and subsidiary of December 31, 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Techlabs, Inc. and subsidiary at December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
April 19, 2007

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2006

ASSETS
Current Asset
  Cash and cash equivalents ....................................    $         -
                                                                    -----------

    Total current assets

  Property, Plant & equipment, net .............................              -

Other Assets ...................................................              -
                                                                    -----------

                                                                    $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ..........................    $    57,495
  Due to stockholders ..........................................         10,892
  Convertible note payable - related party, net ................         30,000
  Due to related party .........................................         37,000
  Loan - related party .........................................          6,500
                                                                    -----------

    Total Current Liabilities ..................................        141,887

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares
    authorized; 12,500,000 shares Class A Special Preferred
    issued and  outstanding ....................................         12,500
  Preferred stock, $.001 par value; 10,000,000 shares
    Class B authorized; no shares issued and outstanding .......              -
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 92,000 shares Class C Preferred issued and
    outstanding ................................................             92
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 22,895,464 issued and outstanding ..............         22,896
  Deferred compensation ........................................       (404,081)
  Additional paid-in capital ...................................      8,833,847
  Accumulated deficit ..........................................     (8,607,141)
                                                                    -----------

    Total Stockholders' Deficiency .............................       (141,887)
                                                                    -----------

                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the years ended December 31, 2006 and 2005

                                                            2006         2005
                                                        -----------   ---------

Revenues .............................................  $         -   $       -

Cost of sales ........................................            -           -
                                                        -----------   ---------

  Gross profit .......................................            -           -

Operating expenses
  General and administrative .........................       32,937      75,312
  Acquisition & development ..........................       37,000           -
  Amortization of deferred compensation ..............       83,969      63,000
                                                        -----------   ---------

Total operating expenses .............................      153,906     138,312
                                                        -----------   ---------

Loss from continuing operations ......................     (153,906)   (138,312)

Other income (expense)
  Interest expense ...................................       (1,500)     (1,312)
                                                        -----------   ---------

                                                             (1,500)     58,688
                                                        -----------   ---------

Loss from operations before discontinued operations ..     (155,406)    (79,624)
Loss from discontinued operations ....................            -     (78,808)
Gain on disposal of discontinued operations ..........            -     133,528
                                                        -----------   ---------

Net loss .............................................  $  (155,406)  $ (24,904)
                                                        ===========   =========


Loss per share:
  Basic and diluted (loss) per common share
    from continuing operations .......................  $     (0.07)  $   (0.11)

  Basic and diluted (loss) per common share
    from discontinued operations .....................        (0.00)       0.08
                                                        -----------   ---------

                                                        $     (0.07)  $   (0.03)
                                                        ===========   =========

Basic and diluted weighted average shares outstanding     2,180,690     710,162
                                                        ===========   =========

   The accompanying notes are an integral part of these financial statements.

                                                Techlabs, Inc. and Subsidiaries
                                         Statements of Changes in Stockholders' Deficit
                                             For the Year Ending December 31, 2006

                                                                     Preferred Stock                           Common Stock
                                              ----------------------------------------------------------   --------------------
                                                     Class A             Class B            Class C
                                              --------------------   ---------------   -----------------   --------------------
                                                Shares      Amount   Shares   Amount    Shares    Amount     Shares      Amount
                                              ----------   -------   ------   ------   --------   ------   ----------   -------
Balance, January 1, 2006 ..................   12,500,000   $12,500        -   $    -    225,000   $  225      652,964   $   653

Shares issued to consultant - related party            -         -        -        -          -        -       60,000        60

Amortization of deferred consulting .......            -         -        -        -          -        -            -         -

Net loss ..................................            -         -        -        -          -        -            -         -
                                              ----------   -------   ------   ------   --------   ------   ----------   -------
Shares issued to officer ..................   12,500,000    12,500        -        -    225,000      225      712,964       713


Shares issued to consultant - related party            -         -        -        -          -        -      102,500       103

Shares issued to consultant - related party            -         -        -        -          -        -    1,800,000     1,800

Shares issued to consultants ..............            -         -        -        -          -        -      280,000       280

Prferred shares converted to common .......            -         -        -        -   (133,000)    (133)  20,000,000    20,000

Amortization of deferred consulting .......            -         -        -        -          -        -            -         -

Net loss ..................................            -         -        -        -          -        -            -         -
                                              ----------   -------   ------   ------   --------   ------   ----------   -------

Balance, December 31, 2006 ................   12,500,000    12,500        -        -     92,000       92   22,895,464    22,896
                                              ==========   =======   ======   ======   ========   ======   ==========   =======
                                                                                                                    (continued)
                           The accompanying notes are an integral part of these financial statements.

                                                              F-5A

                                                Techlabs, Inc. and Subsidiaries
                                         Statements of Changes in Stockholders' Deficit
                                             For the Year Ending December 31, 2006
                                                          (continued)


                                              Additional
                                               Paid in               Deferred             Accumulated
                                               Capital                 Comp                 Deficit                Total
                                              -----------            ---------            -----------            ---------
Balance, January 1, 2006 ..................   $ 8,304,907            $       0            $(8,426,831)           $(108,546)

Shares issued to consultant - related party        62,940              (63,000)                     -                    0

Amortization of deferred consulting .......             -               63,000                      -               63,000

Net loss ..................................             -                    -                (24,904)             (24,904)
                                              -----------            ---------            -----------            ---------
Shares issued to officer ..................     8,367,847                    -             (8,451,735)             (70,450)


Shares issued to consultant - related party        51,147              (51,250)                     -                    0

Shares issued to consultant - related party       376,200             (378,000)                     -                    0

Shares issued to consultants ..............        58,520              (58,800)                     -                    0

Prferred shares converted to common .......       (19,867)                   -                      -                    0

Amortization of deferred consulting .......             -               83,969                      -               83,969

Net loss ..................................             -                    -               (155,406)            (155,406)
                                              -----------            ---------            -----------            ---------

Balance, December 31, 2006 ................     8,833,847             (404,081)            (8,607,141)            (141,887)
                                              ===========            =========            ===========            =========

                           The accompanying notes are an integral part of these financial statements.

                                                              F-5B

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005

                                                            2006         2005
                                                         ---------    ---------
Operating Activities:
  Net (loss) .........................................   $(155,406)   $ (24,904)
  Net income (loss) loss from discontinued operations            -       54,720
  Loss from continuing operations ....................           -      (79,624)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
   Amortization of deferred compensation .............      83,969       63,000
   Changes in operating assets and liabilities:
    Increase in accounts payable .....................      31,782        5,797
    Discontinued operations, net .....................           -       (6,857)
                                                         ---------    ---------

      Net Cash Provided by (Used in) Operating
       Activities ....................................     (39,655)      37,036
                                                         ---------    ---------

Investing Activities:
  Discontinued investing activities, net .............           -       24,467
                                                         ---------    ---------

      Net Cash Provided by Investing Activities ......           -       24,467
                                                         ---------    ---------

Financing Activities:
  (Repayments) advance from stockholder ..............           -      (19,173)
  Discontinued operations, net .......................           -      (72,330)
  Proceeds from convertible notes ....................           -       30,000
  Loan from related party ............................      37,000            -
  Proceeds to due to stockholder .....................       2,655            -
                                                         ---------    ---------

      Net Cash Provided by (Used in) Financing
       Activities ....................................      39,655      (61,503)
                                                         ---------    ---------

Increase (decrease) in Cash and Cash Equivalents .....           -            -

Cash, beginning of period ............................           -            -
                                                         ---------    ---------

Cash, end of period ..................................   $       -    $       -
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECTEMBER 31, 2006

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

During fiscal 2006 the Company shifted its focus to the development of business opportunities in the Caribbean basin and South America, including the import and resale of aluminum extrusion products, as well as its planned acquisition of a minimum of a 51% interest in Venezuelan-based Corporacion SportAlum C.A, which specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world. During 2006, the Company entered into a letter of understanding to acquire Venezuelan-based Corporacion SportAlum C.A. (SportAlum). The Company has commenced a full due-diligence effort with respect to structuring a purchase transaction with SportAlum's principals. Further, the Company has entered into a joint venture agreement with the controlling shareholder of SportAlum for the import into the United States of aluminum extrusions in a variety of custom shapes. To support its efforts to import and resell aluminum extrusions subsequent to the end of 2006 the Company formed a new subsidiary, Hemisphere Metals, which is engaged in this business activity.

The accompanying consolidated financial statements for fiscal 2006 and 2005 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas from (inception) to December 31, 2006. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life of five years. At December 31, 2006, all capitalized web site development costs had been fully amortized and or impaired.

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

(O) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of December 31, 2006 and 2005, the Company did not have any outstanding common stock equivalents.

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

(R) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense included in discontinued operations totaled $0 and $1,395 for the years ended December 31, 2006 and 2005, respectively.

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

NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $155,406, a working capital deficiency of $141,887, an accumulated deficit of $8607,141, a stockholders' deficiency of $141,877 and used cash in operations of $39,655. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that it will be able to raise additional capital and borrowings from its principal shareholder and will be able to continue as a going concern.

NOTE 3   PROPERTY AND EQUIPMENT

Included in property, plant & equipment at December 31, 2006 are:

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
                                                             =========

Depreciation expense was $0 and $4,910 for the years ended December 31, 2006 and 2005, respectively and is included in the loss from discontinued operations

NOTE 4   CONVERTIBLE NOTE PAYABLE

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

At December 31, 2006, the Company owed Yucatan Holding Company $10,892. This amount will be paid by the Company when working capital permits.

At December 31, 2006, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

At December 31, 2006, the Company owed a related party $37,000 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

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

NOTE 7   LOSS ON DISCONTINUED OPERATIONS

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

         * each share of Special Class A Preferred Stock entitles the holder to three votes on all matters submitted to the Company's shareholders for a vote, and the Special Class A Preferred Stock votes together with the Company's common stock and its Class C Preferred Stock as one class; and

         * the shares of Special Class A Preferred Stock are redeemable at the sole option of the Company, with the manner of redemption, the redemption price or prices and the terms and conditions of the redemption being determined by the Company's board of directors; and

         d. 10,000,000 shares of blank check preferred stock, par value $.001 per share (the "Blank Check Preferred Stock"). Series of the Blank Check Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Blank Check Preferred Stock as adopted by the Board of Directors in its sole discretion. The Board has designated 225,000 shares of Blank Check Preferred Stock as Class C Preferred Stock, of which 92,000 such shares are issued and outstanding and held by the Company's principal shareholder, Yucatan Holding Company. The designations, rights and preferences of the Class C Preferred Stock include:

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

         - authorize or issue, or obligate the Company to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or to, the Class C Preferred Stock;

         - redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of the Company's securities;

         - amend its articles of incorporation or bylaws;

         - change the authorized number of its directors; or

         - declare, order or pay any dividends on any class of its securities.

During the year ended December 31, 2006, the Company issued 1,902,500 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $429,250 on the date of grant. The consulting agreements call for services to be performed through December 2007. Amortization of deferred consulting was $74,621 during the year ended December 31, 2006. In addition, the Company issued 280,000 shares of common stock valued at $58,800 to consultants pursuant to three consulting agreements. The consulting agreements call for services to be performed through June 2007. Amortization of deferred consulting was $9,348 during the year ended December 31, 2006.During the year ended December 31, 2005, the Company issued 60,000 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $63,000 on the date of grant. The consulting agreement calls for services to be performed through July 18, 2005. Amortization of deferred consulting was $63,000 during the year ended December 31, 2005.

In November 2006, the Company converted 133,333 shares of its Class C Preferred Stock into 20,000,000 shares of its common stock.

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

There were no issues under the plan during the year ended December 31, 2006.

NOTE 12  SUBSEQUENT EVENT

On March 6, 2007 the Company reported that Eline Entertainment Group, Inc. consummated an investment in Techlabs, having issued to Techlabs ten million shares (10,000,000) of its common stock in exchange for a ten percent (10%) interest in a subsidiary of Techlabs, through which Techlabs is pursuing certain ventures in the Caribbean basin and South America (as noted elsewhere in this report).

On March 14, 2007, the Company reported that it entered into an agreement in principle to acquire Storm Depot International from Eline Entertainment Group, Inc. As currently contemplated, Techlabs will initially issue 4 million shares of its common stock to Eline in exchange for 100% ownership of Storm Depot International, in addition to as-yet to be negotiated additional amounts of common stock to be issued to Eline and the management of Storm Depot based on performance benchmarks achieved by Storm Depot. Storm Depot International is engaged in the hurricane protection market and has a dealer network on both Florida coasts.

On April 13, 2007, Yucatan Holdings, the Company's principal shareholder, announced that it has brokered an agreement in principle between The BigHub.com, Inc. and the Company, whereby Techlabs would forward split its shares one hundred (100) to one (1) and then tender for all unregistered shares issued to investors of BHUB on a one-for-one basis. The agreement calls for Techlabs, Inc. to assume the rights and privileges of the shares and intends to pursue all available legal remedies, with The BigHub.com, Inc., against unnamed parties that were in receipt or responsible for the issuance of the unregistered shares attached to BHUB. In addition, BigHub.com will issue common shares, as yet to be determined, to Techlabs, Inc. as part of this global agreement. The agreement will be subject to registration of the Techlabs, Inc. shares, additional due diligence, and review by the Company's legal counsel.