Form 10QSB
period 2007-03-31
TECHLABS INC
filed 2007-05-21
CIK 1082530

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


          1820 NE Jensen Beach Blvd., Suite 634, Jensen Beach, FL 34957
               --------------------------------------------------
                    (Address of Principal executive offices)


          Issuer's telephone number, including area code: 267-350-9210


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 24,975,464 shares of common stock as of May 18, 2007.

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at March 31, 2007 (unaudited) .............1

         Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006 (unaudited) .....................2

         Consolidated Statements of Cash Flows for the nine
         months ended March 31, 2007 and 2006 (unaudited) .....................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................14

Item 3.  Controls and Procedures .............................................16

Part II  Other Information ...................................................16

                          PART I. FINANCIAL INFORMATION

                         Techlabs, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2007
                                   (unaudited)

ASSETS
Current Asset
  Cash and cash equivalents ......................................  $         -
                                                                    -----------

    Total current assets .........................................            -

  Property, Plant & equipment, net ...............................            -

Other Assets .....................................................            -
                                                                    -----------

                                                                    $         -
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable & accrued expenses ............................  $    60,783
  Due to stockholders ............................................       22,979
  Convertible note payable - related party, net ..................       30,000
  Due to related party ...........................................       37,000
  Loan - related party ...........................................        6,500
                                                                    -----------

    Total Current Liabilities ....................................      157,262

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value; 25,000,000 shares authorized;
    12,500,000 shares Class A Special Preferred issued and
    outstanding ..................................................       12,500
  Preferred stock, $.001 par value; 10,000,000 shares Class B
    authorized; no shares issued and outstanding .................            -
  Preferred stock, $.001 par value; 10,000,000 shares authorized;
    92,000 shares Class C Preferred issued and outstanding .......           92
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 22,895,464 issued and outstanding ................       22,896
  Deferred compensation ..........................................     (275,936)
  Additional paid-in capital .....................................    8,833,847
  Accumulated deficit ............................................   (8,750,661)
                                                                    -----------

    Total Stockholders' Deficiency ...............................     (157,262)
                                                                    -----------

                                                                    $         -
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months ended March 31, 2007 and 2006
                                   (unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                        2007           2006
                                                    ------------   ------------

Revenues .........................................  $          -   $          -

Cost of sales ....................................             -              -
                                                    ------------   ------------

  Gross profit ...................................             -              -

Operating expenses
  General and administrative .....................        15,000          3,053
  Amortization of deferred compensation ..........       128,145              -
                                                    ------------   ------------

Total operating expenses .........................       143,145          3,053
                                                    ------------   ------------

Loss from operations .............................      (143,145)        (3,053)

Other income (expense)
  Interest expense ...............................          (375)          (375)
                                                    ------------   ------------

                                                            (375)          (375)
                                                    ------------   ------------

Net loss .........................................  $   (143,520)  $     (3,428)
                                                    ============   ============

Loss per share:
  Basic and diluted income (loss) per common share  $      (0.01)  $      (0.00)

Basic and diluted weighted average
  shares outstanding .............................    22,895,464        712,964
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                         Techlabs, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2007 and 2006
                                   (unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                        2007           2006
                                                    ------------   ------------
Operating Activities:
  Net (loss) .....................................  $   (143,520)  $     (3,428)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities
    Amortization of deferred compensation ........       128,145              -
    Changes in operating assets and liabilities:
      Increase in accounts payable ...............         3,288          3,428
                                                    ------------   ------------

        Net Cash (Used in) Operating Activities ..       (12,087)         3,428
                                                    ------------   ------------

Investing Activities:
  Discontinued investing activities, net .........             -              -
                                                    ------------   ------------

        Net Cash (Used in) Investing Activities ..             -              -
                                                    ------------   ------------

Financing Activities:
  (Repayments) advance from stockholder ..........        12,087              -
                                                    ------------   ------------

        Net Cash Provided by Financing Activities ..      12,087              -
                                                    ------------   ------------

Increase (decrease) in Cash and Cash Equivalents .             -              -

Cash, beginning of period ........................             -              -
                                                    ------------   ------------

Cash, end of period ..............................  $          -   $          -
                                                    ============   ============

    The accompanying notes are an integral part of these financial statements

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

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

During fiscal 2006 the Company shifted its focus to the development of business opportunities in the Caribbean basin and South America, including the import and resale of aluminum extrusion products, as well as its planned acquisition of a minimum of a 51% interest in Venezuelan-based Corporacion SportAlum C.A, which specializes in the fabrication, sale and installation of sport seating solutions for stadiums, arenas and other sports and entertainment facilities around the world. During 2006, the Company entered into a letter of understanding to acquire Venezuelan-based Corporacion SportAlum C.A. (SportAlum). The Company has commenced a full due-diligence effort with respect to structuring a purchase transaction with SportAlum's principals. Further, the Company has entered into a joint venture agreement with the controlling shareholder of SportAlum for the import into the United States of aluminum extrusions in a variety of custom shapes. To support its efforts to import and resell aluminum extrusions the Company formed a new subsidiary, Hemisphere Metals, which is engaged in this business activity.

The accompanying consolidated financial statements for March 31, 2007 and 2006 include the accounts of Techlabs and its wholly-owned subsidiary Florida Fountain of Youth Spas from (inception) to December 31, 2006. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

(B) Use of Estimates

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

(C) Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

(D) Concentration of Credit Risk

The Company did not rely on any one significant customer for more than 10% of its revenues.

(E) Revenue Recognition

Revenue from Florida Fountain of Youth Spas was recognized upon delivery of services.

(F) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on assets placed in service is determined using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

(G) Web Site Development Costs

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

(H) Intangibles

Intangible assets consist of domain names, trade names and contracts related to a purchased Internet web portal site and meta-search technology. Amortization for intangibles is determined using the straight-line method over the estimated useful life of five years.

(I) Long-Lived Assets

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

(J) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(K) Fair Value of Financial Instruments

SFAS No. 157, "Fair Value Measurements," requires certain disclosures regarding the fair carrying value of financial instruments. Trade accounts receivable, accounts payable, and loans from stockholders are reflected in the financial statements at carrying value because of the short-term maturity of the instruments.

(L) Income Taxes

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

(M) Income (Loss) Per Share

Basic and diluted income (loss) per share is calculated by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The assumed exercise of stock options is only included in the calculation of diluted earnings per share, if dilutive. As of March 31, 2007, the Company did not have any outstanding common stock equivalents.

(N) Business Segments

The Company currently operates in one segment and therefore segment information is not presented.

(O) Stock-Based Compensation

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

(P) New Accounting Pronouncements

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and loans from stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.


NOTE 2   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of$143,520, a working capital deficiency of $157,262, an accumulated deficit of $8,750,661, a stockholders' deficiency of $157,262, and used cash in operations of $12,087. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although there are no assurances, the Company believes that it will be able to raise additional capital and borrowings from its principal shareholder and will be able to continue as a going concern.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

NOTE 3   PROPERTY AND EQUIPMENT

Included in property, plant & equipment at March 31, 2007 are:

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
                                                             =========

Depreciation expense was $0 for the three months ended March 31, 2007 and 2006.


NOTE 4   RELATED PARTY TRANSACTIONS

Mrs. Dorrough has served as the Company's president since February 2002. Mrs. Dorrough is not a party to an employment agreement with the Company.

At March 31, 2007, the Company owed Yucatan Holding Company $22,979. This amount will be paid by the Company when working capital permits.

At March 31, 2007, the Company owed a third party $6,500 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.

At March 31, 2007, the Company owed a related party $37,000 under an oral agreement on a non-interest bearing, unsecured loan, due on demand basis.


NOTE 5   COMMITMENTS AND CONTINGINCIES

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

NOTE 6   CAPITAL STOCK

The Company's authorized capital consists of:

         a. 200,000,000 shares of common stock, par value $.001 per share, of which 22,895,464 and Shares were issued and outstanding at March 31, 2007.

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

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

During the year ended December 31, 2006, the Company issued 1,902,500 shares of common stock to a related party pursuant to a consulting agreement having a fair value of $429,250 on the date of grant. The consulting agreements call for services to be performed through December 2007. Amortization of deferred consulting was $94,500 during the three months March 31, 2007. In addition, the Company issued 280,000 shares of common stock valued at $58,800 to consultants pursuant to three consulting agreements. The consulting agreements call for services to be performed through June 2007. Amortization of deferred consulting was $33,645 during the three months ended March 31, 2007.

In November 2006, the Company converted 133,333 shares of its Class C Preferred Stock into 20,000,000 shares of its common stock.

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

NOTE 7   STOCK INCENTIVE PLAN

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

                         TECHLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

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

There were no issues under the plan during the three months ended March 31, 2007.


NOTE 8   SUBSEQUENT EVENT

On May 14, 2007 the Company announced it had reached an agreement in principle to license the Storm Depot International name logo and related materials from Eline Entertainment Group, Inc.. This agreement was an important step by the Company towards the development of a business strategy whereby Techlabs, Inc. through a wholly owned subsidiary, will begin to market the Storm Depot concept through a franchise system. Potential franchisees are expected to encompass the entire Gulf of Mexico region, Florida and the Carolinas. As currently contemplated, Storm Depot International will receive 1% of the franchise revenue fees and will provide proprietary products to franchisees. Techlabs further reported that the agreement is the result of previous acquisition discussions and it believes that this arrangement, as opposed to an acquisition, offers it greater flexibility.

On May 16, 2007 the Company reported that its Board of Directors has declared a ten-for-one forward stock split of its issued and outstanding common stock. The record date for the forward split is expected to be May 31, 2007, with an anticipated effective date of June 1, 2007.

On May 18, 2007, the Registrant and Eline Entertainment Group, Inc. ("Eline") jointly agreed to cancel their previous agreement whereby Eline issued to Techlabs ten million shares (10,000,000) of its common stock in exchange for a ten percent (10%) interest in a subsidiary of Techlabs, through which Techlabs is pursuing certain ventures in the Caribbean basin and South America. The Registrant determined to take such action partly as a result its decision to forgo the acquisition of Eline's Storm Depot International subsidiary and instead pursue opportunities to license the Storm Depot International name logo and related materials from Eline. Accordingly the ten million shares of Eline common stock has been returned to Eline and the transaction is be considered to be null and void.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In 2006, the Company entered into new business initiatives in South America and the Caribbean basin and believes that such business interests will contribute to revenue from operations during the remainder of 2007.

         We reported revenues of $0 and $0 for three months ended March 31, 2007 and March 31, 2006, respectively, as the Company's new business interests in South America and the Caribbean basin were recently initiated.

         Cost of goods sold during the three months ended March 31, 2007 totaled $0, resulting in gross margin of $0, as compared to cost of goods sold of $0 during the three months ended September 30, 2006 and a resulting gross margin of $0.

         Operating expenses during the three months ended March 31, 2007 totaled $143,145, as compared to operating expenses totaling $3,053 during the three months ended March 31, 2006. Operating expenses during the fiscal 2007 period included $128,145 for the amortization of deferred compensation to third parties pursuant to a consulting agreements that called for services to be performed through as late as December 2007, as well as $15,000 for general and administrative expenses. Operating expenses during the fiscal 2006 period consisted solely of $3,053 for general and administrative expenses.

         Other expense for the three months ended March 31, 2007 totaled $375, as compared to $375 for the 2006 three-month period, with such amounts in both periods representing interest expense. Interest expense for both the 2007 and 2006 periods represents interest expense accrued on the conversion of a note that was subsequently deemed in the fourth quarter of fiscal 2005 to have not been converted.

         The net loss for the three months ended March 31, 2007 totaled $143,520, compared to a net loss of $3,428 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had a working capital deficit of $157,262, compared to a working capital deficit of $141,887 at December 31, 2006.

         Net cash used by operating activities was $12,087 for the three months ended March 31, 2007, as compared to net cash used by operating activities of $3,428 for the three months ended March 31, 2006.

         Net cash used in investing activities in the fiscal 2007 period was $0, compared to $0 in the fiscal 2006 period. Net cash provided by financing activities in the fiscal 2007 period was $12,087, compared to net cash provided by financing activities in the fiscal 2006 period of $0. Such change represents an advance of $12,087 from the Company's principal shareholder.

         We have an accumulated deficit of $8,750,661 at March 31, 2007 and the report from our independent auditor on our audited financial statements at December 31, 2006 contains a going concern modification. We will continue to incur losses during the foreseeable future. Our principal shareholder has agreed to provide us sufficient funds to pay our direct expenses and corporate overhead until such time as we generate sufficient revenues to fund these costs.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007 (the "Evaluation Date). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, no change in our company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.                        Description

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer

32.1     Section 1350 Certification of Chief Executive and Financial Officer

(b)      Reports on Form 8-K

         (1) Current report, items 4.01      2007-04-16        000-26233





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

Dated: May 21, 2007